Form 10-K
period 1995-03-31
MCDERMOTT J RAY SA
filed 1995-06-19
CIK 934590

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 F O R M  1 0 - K

   /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                    For the fiscal year ended March 31, 1995
                                       OR

   / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the transition period from _____________________ to ____________________

Commission File Number 1-13570

                             J. RAY McDERMOTT, S.A.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             REPUBLIC OF PANAMA                               72-1278896
       -------------------------------                   -------------------
       (State or other jurisdiction of                     (I.R.S. Employer
       incorporation or organization)                    Identification No.)

             1450 POYDRAS STREET
           NEW ORLEANS, LOUISIANA                             70112-6050
  ----------------------------------------                   ------------
  (Address of principal executive offices)                    (Zip Code)

        Registrant's Telephone Number, including area code (504) 587-5300
                                                           --------------
           Securities Registered Pursuant to Section 12(b) of the Act:

                                                         Name of each Exchange
        Title of each class                               on which registered
   -----------------------------                        -----------------------
   Common Stock, $0.01 par value                        New York Stock Exchange

    Series B $2.25 Cumulative Convertible
      Exchangeable Preferred Stock, $0.01 par value     New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                        YES   /X/        NO  / /



Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                                                             / /

The aggregate market value of voting stock held by non-affiliates of the registrant was $318,706,293 as of April 26, 1995.

The number of shares outstanding of the Company's Common Stock at April 26, 1995 was 38,649,474.

                       DOCUMENTS INCORPORATED BY REFERENCE

The Proxy Statement for the 1995 Annual Meeting of Stockholders is incorporated by reference into Part III of this report.

                             J. RAY McDERMOTT, S. A.

                                INDEX - FORM 10-K

                                     PART 1

                                                                                                        PAGE
Items 1. & 2.      BUSINESS AND PROPERTIES

         A.  General                                                                                     1

         B.  Description of Operations

                   General                                                                               2
                   Foreign Operations                                                                    5
                   Raw Materials                                                                         6
                   Customers and Competition                                                             6
                   Backlog                                                                               6
                   Factors Affecting Demand                                                              6

         C.  Patents and Licenses                                                                        7

         D.  Insurance                                                                                   7

         E.  Employees                                                                                   7

         F.  Environmental Regulations and Matters                                                       8

         G.  Transactions With Related Parties                                                           8

Item 3.  LEGAL PROCEEDINGS                                                                               9

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                             10

                                INDEX - FORM 10-K

                                     PART II

                                                                                                        PAGE
Item 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK
         AND RELATED SECURITY HOLDER MATTERS                                                             11

Item 6.  SELECTED FINANCIAL DATA                                                                         12

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITIONS AND RESULTS OF OPERATIONS                                                            13

         General                                                                                         13
         Fiscal Year 1995 vs  Fiscal Year 1994                                                           13
         Fiscal Year 1994 vs  Fiscal Year 1993                                                           14
         Effect of Inflation and Changing Prices                                                         15
         Liquidity and Capital Resources                                                                 16

Item 8.  CONSOLIDATED FINANCIAL STATEMENTS AND
         SUPPLEMENTARY DATA                                                                              18

         Company Report on Consolidated Financial Statements                                             18
         Report of Independent Auditors                                                                  19
         Consolidated Balance Sheet - March 31, 1995 and 1994                                            20
         Consolidated Statement of Income for the
               Three Fiscal Years ended March 31, 1995                                                   22
         Consolidated Statement of Equity for the
                Three Fiscal Years ended March 31, 1995                                                  23
         Consolidated Statement of Cash Flows for the Three
               Fiscal Years ended March 31, 1995                                                         25
         Notes to Consolidated Financial Statements                                                      27

Item 9.  DISAGREEMENTS WITH AUDITORS ON ACCOUNTING
         AND FINANCIAL DISCLOSURE                                                                        51

                                    PART III

Item 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                                          52

Item 11.     EXECUTIVE COMPENSATION                                                                      52

Item 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT                                                                                  52

Item 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                                              52


                                INDEX - FORM 10-K

                                     PART IV

                                                                                                        PAGE
Item 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES
             AND REPORTS ON FORM 8-K                                                                     53

Signatures                                                                                               57

                                    P A R T I

Items 1. and 2.      BUSINESS AND PROPERTIES

A.    GENERAL

On January 31, 1995, McDermott International, Inc. contributed substantially all of its marine construction services business to J. Ray McDermott, S.A. ("JRM"), a new company incorporated under the laws of the Republic of Panama in 1994. Also, on January 31, 1995, JRM acquired Offshore Pipelines, Inc. (the "Merger"), pursuant to an Agreement and Plan of Merger dated as of June 2, 1994, as amended (the "Merger Agreement"). Prior to the Merger with Offshore Pipelines, Inc ("OPI"), JRM was a wholly owned subsidiary of McDermott International, Inc.; as a result of the Merger, JRM is a majority owned subsidiary of McDermott International, Inc.

McDermott International, Inc. received as consideration for its contribution to
JRM: 3,200,000 shares of JRM Series A $2.25 Cumulative Convertible Preferred Stock; $231,000,000 of 9% Senior Subordinated Notes due 2001; 24,668,297 shares of JRM common stock; and other consideration. OPI investors received 13,867,946 shares of JRM common stock; options to acquire 897,818 shares of JRM common stock and 458,632 shares of JRM Series B $2.25 Cumulative Convertible Exchangeable Preferred Stock in exchange for all of the outstanding common stock, common stock options and preferred stock of OPI. JRM's Common Stock and Series B $2.25 Cumulative Convertible Exchangeable Preferred Stock are publicly traded.

The discussion set forth below under Items 1. and 2., Business and Properties, describes the business of JRM as currently conducted after the Merger.

Unless the context otherwise requires, hereinafter, "JRM" will be used to mean
J. Ray McDermott, S.A. and its consolidated subsidiaries; "International" will be used to mean McDermott International, Inc., a Panamanian corporation that is the parent company of the McDermott group of companies and the majority owner of JRM; and "McDermott International" will be used to mean the consolidated enterprise.

JRM, together with its subsidiaries and joint ventures, supplies worldwide services for the offshore oil, natural gas and hydrocarbon processing industries, and to other marine construction companies. Principal activities include the design, engineering, fabrication and installation of marine pipelines and offshore structures and subsea production systems for development drilling and production, transportation of oil and gas and onshore construction and maintenance services.

JRM has a continuing program of reviewing joint venture, acquisition and disposition opportunities.

B.    DESCRIPTION OF OPERATIONS

GENERAL

JRM's business consists of the design, construction, and installation of specialized offshore fixed platforms and marine pipelines used for development drilling, production and transportation of oil and gas. It also provides engineering and construction services for oil production in shoreline and marshland areas (principally in Louisiana and Texas); subsea and trenching services; the removal of offshore fixed platforms (principally in the Gulf of Mexico); and vessel chartering operations, principally to JRM's joint ventures.

Fixed platforms, which are fastened to the seafloor by pilings driven through their structural legs, have been installed by JRM in water depths of more than 1,000 feet. These platforms have been engineered to withstand increasingly greater weights and stresses as the search for oil and gas has expanded into deeper water and into areas subject to severe weather conditions. In addition, JRM is capable of fabricating and installing tension-leg platforms, floating production systems and subsea templates.

In order to compete effectively in markets with overcapacity for offshore marine construction equipment, JRM participates in joint ventures with other marine contractors. JRM owns 50% of the HeereMac joint venture, formed with Heerema Offshore Construction Group, Inc., to provide heavy-lift marine installation services to the petroleum industry on a worldwide basis, especially in harsh environments. Each party charters to the joint venture, on a long-term basis, 2 semi-submersible derrick barges, with the largest being JRM's Derrick Barge 102 ("DB-102") with a lift capacity of 13,200 tons. During March 1995, JRM contributed the Derrick Barge 100 semi- submersible derrick barge and sold the Derrick Barge 51 to the joint venture.

JRM's joint venture with ETPM S.A. ("McDermott-ETPM") provides general marine construction services to the petroleum industry in the Middle East, India, West Africa and South America; it also provides offshore marine installation services in the North Sea. JRM owns 67.2% of McDermott-ETPM East and 49.9% of McDermott-ETPM West. McDermott-ETPM East operates in the Middle East and India; and McDermott-ETPM West operates in the North Sea, West Africa and South America. McDermott-ETPM utilizes 3 combination derrick-pipelaying barges and 1 semi-submersible lay barge which are owned by JRM. JRM also provides fabrication facilities located at Jebel Ali and Ras-al-Khaimah in the U.A.E., and at Warri, Nigeria. ETPM S.A. charters to this joint venture 4 combination derrick-pipelaying barges and provides fabrication facilities at Sharjah, U.A.E. and Tchengue, Gabon. On March 31, 1995, JRM and ETPM S.A. signed a preliminary agreement to restructure this joint venture. The preliminary agreement calls for the expansion of the joint venture into the Far East, the Mediterranean Sea, and all of Africa and for ETPM S.A. to take a minority interest in a new JRM subsea company. Final agreements are expected in the summer of 1995, subject to any necessary government approvals or authorizations.

JRM also participates in an equally owned joint venture with Hyundai Heavy Industries Co. Ltd. The joint venture was formed for the purpose of jointly pursuing marine construction projects in India, the Middle East, Southeast Asia and the Far East. The joint venture, formed in September 1992, has a limited life of ten years. JRM charters one derrick barge to the joint venture for the life of the joint venture.

JRM has also established joint ventures in which it has a 49% interest in Malaysia with Renong Berhad, a Malaysian industrial conglomerate and in Mexico with CCC Fabricaciones y Construcciones, S.A. de C.V., a marine construction company. It also has a 70% interest in a joint venture established in Angola with Sociedade Nacional de Combustiveis de Angola, the Angolan state owned oil company.

JRM has its principal domestic fabrication yard and offshore base located on approximately 1,114 acres of land, under lease, near Morgan City, Louisiana. JRM also owns a fabrication yard on approximately 218 acres of land in Nueces County, Texas, and operates a fabrication yard on leased property in Indonesia at Batam Island and on company-owned property in Scotland, near Inverness. The property in Scotland is operated by Brown and Root McDermott Fabricators Limited, an equally owned joint venture company formed by JRM and Halliburton Company's Brown and Root Energy Services business unit in February 1995. Halliburton's yard at Nigg Scotland is also operated by this joint venture.

The equipment used at these yards, which is capable of fabricating a full range of offshore structures, consists principally of cranes, welding equipment, machine tools, and robotic and other automated equipment, in addition to other fabrication equipment, most of which is movable.

Expiration dates, including renewal options, of leases covering land for the fabrication yards follow:

                 Ras-al-Khaimah, U.A.E.                     Year 1995
                 Morgan City, Louisiana                     Years 2001-2032
                 Jebel Ali, U.A.E.                          Year 2005
                 Batam Island, Indonesia                    Year 2008
                 Onne, Nigeria                              Year 2014
                 Warri, Nigeria                             Year 2065

JRM expects to renew the lease at Ras-al-Khaimah, U.A.E., which is negotiated on an annual basis.

JRM owns the largest fleet of marine equipment used in major offshore construction. The nucleus of a "construction spread" is a large derrick barge, pipelaying barge or combination derrick-pipelaying barge capable of offshore operations for an extended period of time in remote locations. These barges, which range in length from 180 feet to 677 feet, are fully equipped with revolving cranes, auxiliary cranes, welding equipment, pile driving hammers, anchor winches and a variety of additional gear. The largest of these vessels are the DB-102, which is one of the world's largest semi-submersible derrick barges in both size and lifting capacity and provides quarters for approximately 750 workers, and a semi-submersible lay barge capable of laying 60-inch diameter pipe (including concrete coating) and operating in water depths of up to 2,000 feet. The HeereMac joint venture has used the DB-102 for a lift of 10,700 tons, a record module lift in the North Sea. JRM has also installed one of the deepest pipelines in over 1,400-ft. waters in the Gulf of Mexico.

The following table describes the major marine construction vessels utilized to conduct JRM's marine construction business and their location at March 31, 1995:


                                                                        Maximum          Maximum
                                                                        Derrick            Pipe
            Vessel                       Vessel Type                      Lift           Diameter
            ------                       -----------                      ----           --------
                                                                         (tons)          (inches)
    United States:
           DB 28                       Pipelay/Derrick                     860               40
           DB 16                           Derrick                         860               -
           DB 23                           Derrick                         750               -
           DB 50                           Derrick                        4,000              -
           DB II                           Derrick                         600               -
           Oceanic 93                   Shearleg Crane                    5,000              -
           OPI 2500                     Shearleg Crane                    1,600              -
           LB 280                          Pipelay                          -                48
           LB Pipeliner 5                  Pipelay                          -                16
           JB 3                           Pipe Bury                         -                -
           BB 356                         Pipe Bury                         -                -
           OPI 263                        Pipe Bury                         -                -
           Ocean Builder (1)               Derrick                        2,000              -

    Europe and West Africa:
           DB 101                  Semi-Submersible Derrick               3,500              -
           DB 102                  Semi-Submersible Derrick              13,200              -
           LB  200                 Semi-Submersible Pipelay                 -                60
           DLB 1                       Pipelay/Derrick                     250               24
           DB 21                       Pipelay/Derrick                    1,000              40
           LB Pipeliner 6                  Pipelay                          -                16
           MV Norlift                      Pipelay                          -                10
           MV Northern Explorer           Pipe Bury                         -                -

    Middle East:
           DB 27                       Pipelay/Derrick                    2,400              60
           DB 14                       Pipelay/Derrick                     700               40
           JB 4                           Pipe Bury                         -                -
           BB 316                         Pipe Bury                         -                -

    Far East:
           DLB KP1                     Pipelay/Derrick                     800               60
           DB 15                       Pipelay/Derrick                     860               40
           DB 26                       Pipelay/Derrick                     900               60
           DB 17                       Pipelay/Derrick                     860               60
           OHI 5000 (2)                    Derrick                        5,510              -
           LB 29                           Pipelay                          -                60
           LB 30                           Pipelay                          -                60

(1) In February 1994, this vessel was sold by OPI in a sale-leaseback transaction. JRM is chartering and operating the vessel and has an option to purchase the vessel at the end of the five-year charter term.

(2) Damaged in typhoon, insurance claim submitted.

The following table describes the major marine construction vessels owned by JRM's joint venture companies and utilized in the conduct of JRM's marine construction business and their location at March 31, 1995.


                                                                       Maximum          Maximum
                                                                       Derrick            Pipe
            Vessel                       Vessel Type                     Lift           Diameter
            ------                       -----------                     ----           --------
                                                                        (tons)          (inches)
    Europe and West Africa:
           DB 051                          Derrick                       3,000               -
           DB 100                  Semi-Submersible Derrick              2,000               -

    Far East:
           Teknik Pada                 Pipelay/Derrick                   1,100              60
           Teknik Perdana              Pipelay/Derrick                     925              60

JRM also owns or leases a substantial number of other vessels, such as tugboats, utility boats and cargo barges to support the major marine vessels. In connection with its construction and pipelaying activities, JRM conducts diving operations which, because of the water depths involved, require sophisticated equipment, including diving bells and an underwater habitat.

FOREIGN OPERATIONS

The amount of JRM's revenues and operating income derived from operations outside of the United States, and the approximate percentages of those revenues and operating income to JRM's total revenues and total operating income, respectively, follows:


                                     REVENUES                                     OPERATING INCOME (1)
    FISCAL YEAR               AMOUNT           PERCENT                  AMOUNT                  PERCENT

                             (Dollars in thousands)

           1995           $  778,134               69%                $ 85,232                  109% (2)

           1994              842,585               71%                  58,189                   84%

           1993            1,266,206               79%                  76,346                   92%

Revenues and operating income presented above include the contribution of OPI from January 31, 1995 and do not include the operating results of JRM's less than majority-owned joint ventures (equity investees), which include HeereMac and McDermott-ETPM West, Offshore Hyundai International, Ltd., CCC Fabricaciones y Construcciones, S.A. de C.V. and its Malaysian joint venture. Equity income recognized from the Heeremac and McDermott-ETPM West joint ventures has contributed substantially to JRM's results during fiscal years 1994 and 1993.
In fiscal year 1995, the contribution from joint ventures was significantly less compared to the prior two fiscal years due to lower volume and margins.

- - ----------

(1) Before general and allocated corporate expenses in fiscal year 1995 and allocated general corporate expenses in fiscal years 1994 and 1993, respectively, and equity in income of investees.

(2) Reflects the impact of losses in the U.S. operations. (See Note 14 to the consolidated financial statements).

RAW MATERIALS

The raw materials used by JRM, such as carbon and alloy steel in various forms, welding gases, concrete, fuel oil and gasoline, are available from many sources and JRM is not dependent upon any single supplier or source. Although shortages of certain of these raw materials and fuels have existed from time to time, no serious shortage exists at the present time.

CUSTOMERS AND COMPETITION

JRM's principal customers are oil and gas companies (including foreign government owned companies). Customers generally contract with JRM for the design, construction and installation of specific platforms, pumping stations, marine pipelines, and production networks. Contracts are usually awarded on a competitive bid basis.

There are a number of companies which compete effectively with JRM, HeereMac, McDermott-ETPM and its various other joint ventures in each of the separate marine construction phases in various parts of the world.

BACKLOG

As of March 31, 1995 and 1994, JRM's backlog amounted to $1,097,468,000 (including approximately $46,000,000 from the acquisition of OPI), and $803,358,000, respectively. Backlog at March 31, 1995 was up from the level of backlog at March 31, 1994, due principally to a contract award from Britoil for the Atlantic Frontier Programme Development of Foinaven Phase One facility. Of the March 31, 1995 backlog, it is expected that approximately $765,703,000 will be recognized in revenues in fiscal year 1996, $296,679,000 in fiscal year 1997, and $35,086,000 thereafter.

Not included in JRM's backlog at March 31, 1995 and 1994 was backlog relating to contracts to be performed by its unconsolidated foreign joint ventures of approximately $922,000,000 and $700,000,000, respectively.

Work is performed on a fixed price, cost plus or day rate basis or combination thereof. JRM attempts to cover increased costs of anticipated changes in labor, material and service costs of long-term contracts either through an estimation of such changes, which is reflected in the original price, or through price escalation clauses. Most long-term contracts have provisions for progress payments.

FACTORS AFFECTING DEMAND

The activity of JRM depends mainly on the capital expenditures of oil and gas companies and foreign governments for developmental construction. These expenditures are influenced by the selling price of oil and gas along with the cost of production and delivery, the terms and conditions of offshore leases, the discovery rates of new reserves offshore, the ability of the oil and gas industry to raise capital, and local and international political and economic conditions.

Oil company exploration and production budgets in calendar year 1995 are, in general, moderately higher than 1994 expenditures. Both domestic and international areas are expected to increase, although domestic will rise at a slower rate. World oil prices in calendar year 1994 were below those in 1993. This has had a negative impact on near term marine construction activities. World oil prices in calendar year 1995 are expected to be somewhat higher than those in 1994. The composite spot price for natural gas in the United States was lower in calendar year 1994 than in 1993 and has continued to decline through May 1995.

JRM's markets are expected to be at a low level in the U. S. during fiscal year 1996 while international markets are varied. In all areas, the overcapacity of marine equipment will continue to result in a competitive environment and put pressure on profit margins. In addition, the contribution to equity income from the Heeremac and McDermott-ETPM West joint ventures which has contributed substantially to JRM's results in 1994 and 1993 is expected to continue at the low levels experienced during fiscal year 1995 through fiscal year 1997.

C.    PATENTS AND LICENSES

Several U.S. patents are co-owned by JRM and one of its smaller competitors and are available to the competitor in the Gulf of Mexico. Patent licenses have been acquired by JRM. While JRM regards its patents and licenses to be of value, no single patent or license or group of related patents or licenses is believed to be material in relation to its business as a whole.

D.    INSURANCE

JRM maintains liability and property insurance that it considers normal in the industry. However, certain risks are either not insurable or insurance is available only at rates which JRM considers uneconomical. Among such risks are war and confiscation of property in certain areas of the world and pollution liability in excess of relatively low limits. Depending on competitive conditions and other factors, JRM endeavors to obtain contractual protection against uninsured risks from its customers.

JRM's offshore construction business is subject to the usual risks of operations at sea, with additional exposure due to the utilization of expensive construction equipment, sometimes under extreme weather conditions, often in remote areas of the world. In addition, JRM operates in many cases on or in proximity to existing offshore facilities which are subject to damage by JRM and such damage could result in the escape of oil and gas into the sea.

E.    EMPLOYEES

At March 31, 1995, JRM employed, under its direct supervision, approximately 9,000 persons compared with 8,500 at March 31, 1994. JRM considers its relationship with its employees to be satisfactory. None of these employees are members of labor unions.

F.    ENVIRONMENTAL REGULATIONS AND MATTERS

Like other companies, JRM is subject to the existing and evolving standards relating to the environment. JRM's compliance with U. S. federal, state and local environmental protection regulations necessitated capital expenditures of $20,000 in fiscal year 1995, and it expects to spend another $340,000 on capital expenditures over the next five years. However, JRM cannot predict all of the environmental requirements or circumstances which will exist in the future but it anticipates that environmental control standards will become increasingly stringent and costly. Complying with existing environmental regulations resulted in a charge against income before taxes of approximately $650,000 in fiscal year 1995, primarily due to the cleanup of facilities acquired from OPI.

JRM has been identified as a potentially responsible party at two cleanup sites under the Comprehensive Environmental Response, Compensation and Liability Act, as amended. JRM has not been determined to be a major contributor of wastes to these sites. However, each potentially responsible party or contributor may face assertions of joint and several liability. Generally, however, a final allocation of costs is made based on relative contribution of wastes to each site. Based on estimates of its relative contribution of waste to each site (clean up efforts at one site are nearing completion), JRM's share of the ultimate liability for the sites is not expected to have a material effect on its consolidated financial position.

Compliance with existing government regulations controlling the discharge of materials into the environment, or otherwise relating to the protection of the environment does not have, nor is it expected to have, a material adverse effect upon the consolidated financial position of JRM.

G. TRANSACTIONS WITH RELATED PARTIES

JRM has material transactions occurring during the normal course of operations with McDermott International and other affiliated companies. JRM has also entered into various agreements with International and its subsidiaries. (See
Note 6 to the consolidated financial statements.)

JRM purchases engineering services from McDermott International based on reference to charges to unrelated parties for similar work and for general and administrative activities based on an allocation of cost. Arrangements for pricing these services will be reviewed from time to time.

The casualty and marine insurance programs of JRM are placed through commercial insurance carriers which in turn substantially reinsure these exposures to a wholly-owned insurance subsidiary of International. Management believes that this approach is more cost effective as there is no commercial market on the same economic terms for these types of exposures.

Item 3.          LEGAL PROCEEDINGS

Due to the nature of its business, JRM is, from time to time, involved in litigation. It is management's opinion that none of this litigation will have a material adverse effect on the consolidated financial position of JRM.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

                                   P A R T  I I

Item 5.  MARKET  FOR  THE  REGISTRANT'S COMMON STOCK AND RELATED SECURITY
                HOLDER MATTERS

JRM's Common Stock commenced trading on the New York Stock Exchange on January 31, 1995. High and low stock prices from January 31, 1995 through March 31, 1995 follow:

                                 PRICE PER SHARE
                                 ---------------
                             HIGH                LOW
                             ----                ---
                            27-1/4              19-5/8



JRM did not pay dividends on its Common Stock. As of March 31, 1995, the approximate number of record holders of Common Stock was 176.

Item 6.  SELECTED FINANCIAL DATA

                      FOR THE FISCAL YEARS ENDED MARCH 31,

                                   1995             1994             1993             1992             1991
                                   ----             ----             ----             ----             ----

                                                                (In thousands)

Revenues                   $ 1,127,320       $ 1,193,881      $ 1,601,060       $ 1,903,281        $ 1,331,861

Income (Loss)
 before Cumulative
 Effect of Accounting
 Changes                   $    60,700       $   119,137      $    95,756       $    (2,874)       $   (86,985)

Net Income (Loss)          $    59,374       $   119,137      $    37,011       $    (2,874)       $   (86,985)


Total Assets               $ 1,482,262       $ 1,007,609      $   932,528       $   984,063        $ 1,127,121


Long-Term Debt             $    93,872       $     2,092      $     1,115       $     2,105        $     5,207


Notes Payable to
  McDermott
  International                231,000           281,419          239,301           285,097            310,410
                           -----------        ----------      -----------       -----------        -----------
Total Long-Term
  Debt                     $   324,872       $   283,511      $   240,416       $   287,202        $   315,617

In fiscal year 1995, Net Income includes a cumulative effect of accounting change of $1,326,000 resulting from the adoption of Statement of Financial Accounting Standards ("SFAS") No. 112, "Employers' Accounting for Postemployment Benefits"; in fiscal year 1993, Net Income (Loss) includes a cumulative effect of accounting change of $58,745,000 resulting from the adoption of SFAS No. 106, "Employers' Accounting for Postretirement Benefits other than Pensions". Results for fiscal year 1995 include the accounts and operations of OPI for the periods after the Merger. See Note 1 to the consolidated financial statements regarding the above and the basis of presentation of the selected financial data and see
Note 3 regarding the acquisition of OPI and Northern Ocean Services.

Earnings per Common Share are not presented because JRM was not a separate entity with its own capital structure during the periods presented.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following discussion presents the results of operations of JRM for the periods indicated and includes the accounts of the subsidiaries, divisions and controlled joint ventures that McDermott International contributed to JRM prior to the Merger with OPI. For the periods after the Merger, the discussion includes the accounts and operations of JRM on a stand alone basis (including the contribution from OPI from January 31, 1995). For fiscal years 1994 and 1993 and through the date of the Merger, certain expenses included in the consolidated financial statements include charges from McDermott International for direct costs, allocation of corporate overhead and interest on intercompany debt. Management believes that the allocation methods were reasonable, and that the allocations were representative of what costs would have been on a stand alone basis. However, the assets, liabilities and capital structure of JRM after the Merger differ significantly from the assets, liabilities and capital structure of JRM prior to the Merger (which reflected substantially all of International's marine construction services business), and accordingly, the following discussion should be read in conjunction with the Notes to the Consolidated Financial Statements.

A significant portion of JRM's revenues and operating results are derived from its foreign operations. As a result, JRM's operations and financial results could be significantly affected by international factors, such as changes in foreign currency exchange rates. JRM's policy is to minimize its exposure to changes in foreign currency exchange rates by attempting to match foreign currency contract receipts with like foreign currency disbursements during contract negotiations. To the extent that it is unable to match the foreign currency receipts and disbursements related to its contracts, it enters into forward exchange contracts to hedge foreign currency transactions on a continuing basis for periods consistent with its committed exposures. This practice minimizes the impact of foreign exchange rate movements on JRM's operating results.

FISCAL YEAR 1995 VS FISCAL YEAR 1994

JRM's revenues decreased $66,561,000 to $1,127,320,000 primarily due to lower volume in worldwide marine and domestic fabrication operations. These decreases were partially offset by the inclusion of revenues as a result of the acquisition of OPI (approximately $44,000,000) on January 31, 1995 and Northern Ocean Services ("NOS") ($59,644,000 for the full fiscal year) in February 1994 (See Note 3 to the Consolidated Financial Statements), and higher volume in foreign fabrication and procured materials.

JRM's operating income (before general and allocated corporate expenses of $22,623,000 and equity in income of investees of $22,857,000) increased $8,753,000 to $78,183,000 from $69,430,000 (before allocated general corporate expenses of $21,240,000 and equity in income of investees of $106,593,000) primarily due to improved margins in foreign marine operations, inclusion of the operating results of NOS for the full fiscal year, and higher volume in foreign fabrication and procured materials. These increases were partially offset by higher operating expenses.

JRM's equity in income of investees decreased $83,736,000 to $22,857,000. This decrease was primarily due to lower operating volume and margins of the McDermott-ETPM West and HeereMac joint ventures.

Backlog for JRM at March 31, 1995 and 1994 was $1,097,468,000 (including approximately $46,000,000 from the acquisition of OPI) and $803,358,000, respectively. Not included in JRM's backlog at March 31, 1995 and 1994 was backlog relating to contracts to be performed by its unconsolidated joint ventures of approximately $922,000,000 and $700,000,000, respectively.

The activity of JRM depends mainly on the capital expenditures of oil and gas companies which in turn are influenced by world oil and gas prices. World oil and gas prices are expected to remain weak in the near term resulting in a negative impact on new business awards. In addition, the continued overcapacity of marine equipment worldwide will result in a competitive environment and put pressure on operating profit margins worldwide. In fiscal year 1995, JRM's Heeremac and McDermott-ETPM West joint ventures performed at significantly lower levels as several large contracts were completed in fiscal year 1994 and are expected to remain at low levels in fiscal 1996 and 1997.

Interest income increased $5,815,000 to $9,298,000 primarily due to settlement of claims for interest relating to foreign tax refunds and contract claims.

Interest expense increased $5,082,000 to $25,158,000 primarily due to changes in debt obligations and interest rates prevailing thereon.

Other-net income decreased $1,969,000 to $7,028,000 primarily due to minority shareholder participation in the improved results of the McDermott-ETPM East joint venture partially offset by lower foreign currency transaction losses.

The provision for income taxes decreased $19,165,000 to $8,885,000 while income before provision for income taxes and cumulative effect of accounting changes decreased $77,602,000 to $69,585,000. The decrease in the provision for income taxes is primarily due to a decrease in income from operations. In addition, JRM operates in many different tax jurisdictions. Within these jurisdictions, tax provisions vary because of nominal rates, allowability of deductions, credits and other benefits, and even tax basis (for example, revenue versus income). These variances, along with variances in the mix of income within jurisdictions, are often responsible for shifts in the effective tax rate. During the period, these factors reduced the effective tax rate to 13% from 19%.

Net income decreased $59,763,000 to $59,374,000. This decrease included the cumulative effect of the adoption of SFAS No. 112 "Employers' Accounting for Postemployment Benefits" of $1,326,000, in addition to other items described above.

FISCAL YEAR 1994 VS FISCAL YEAR 1993

JRM's revenues decreased $407,179,000 to $1,193,881,000 primarily due to lower volume in worldwide fabrication, foreign marine operations and procured materials. This decrease reflects a reduction in the level of capital expenditures by oil and gas companies resulting from weak worldwide oil and gas prices.

JRM's operating income (before allocated general corporate expenses of $21,240,000 and equity in income of investees of $106,593,000) decreased $13,533,000 to $69,430,000 from $82,963,000 (before allocated general corporate expenses of $22,354,000 and equity in income of investees of $84,973,000) primarily due to lower volume in worldwide fabrication and engineering operations and lower volume in procured materials. These decreases were partially offset by higher margins in foreign marine operations, the accelerated depreciation and write-off of certain fabrication facilities and marine construction equipment in the prior year, and reduced operating costs.

JRM's equity in income of investees increased $21,620,000 to $106,593,000. This increase was principally due to improved operating results of the HeereMac joint venture and relate primarily to a large contract for a customer in Australia.

Other-net income decreased $3,733,000 to $8,997,000. This decrease was primarily due to a foreign marine asset casualty gain and gains on the sale of nineteen tugboats in the prior period. This decrease was partially offset by minority shareholder participation in the losses of the McDermott-ETPM East joint venture in fiscal year 1994.

Provision for income taxes decreased $14,710,000 to $28,050,000, while income before provision for income taxes and cumulative effect of accounting changes increased $8,671,000 to $147,187,000. The decrease in the provision for income taxes is primarily due to a reduction in a provision for taxes of $10,000,000 due to a settlement of outstanding issues and higher non-taxable earnings. In addition, JRM operates in many different tax jurisdictions. Within these jurisdictions, tax provisions vary because of nominal rates, allowability of deductions, credits and other benefits, and even tax basis (for example, revenues versus income). These variances, along with variances in the mix of income within jurisdictions, are responsible for shifts in the effective tax rate. During this period, these factors reduced the effective tax rate to 19% from 31%.

Net income increased $82,126,000 to $119,137,000 reflecting the cumulative effect of the adoption of SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," of $58,745,000 in the prior year, in addition to other items described above.

Effect of Inflation and Changing Prices

JRM's financial statements are prepared in accordance with generally accepted accounting principles, using historical dollar accounting (historical cost). Statements based on historical cost, however, do not adequately reflect the cumulative effect of increasing costs and changes in the purchasing power of the dollar, especially during times of significant and continued inflation.

The management of JRM is cognizant of the effects of inflation and, in order to minimize the negative impact of inflation on its operations, attempts to cover the increased cost of anticipated changes in labor, material and service costs, either through an estimation of such changes, which is reflected in an original price, or through price escalation clauses in its contracts.

Liquidity and Capital Resources

The following discusses JRM's Liquidity and Capital Resources situation after the Merger. As the assets, liabilities and capital structure after the Merger differ significantly from the assets, liabilities and capital structure prior to the Merger, any comparison to prior periods would not be meaningful.

At March 31, 1995, JRM's cash and cash equivalents were $52,224,000 and total debt was $420,516,000 (including notes payable to McDermott International of $270,750,000 and debt assumed in the acquisition of OPI of $120,200,000). At March 31, 1995 the ratio of long-term debt (including notes payable to McDermott International) to total equity was 0.58.

At March 31, 1995, JRM had available to it various uncommitted short-term lines of credit from banks totaling $119,581,000. Borrowings by JRM against these lines of credit at March 31, 1995 were $24,750,000. JRM had available secured and committed credit facilities totaling $53,500,000 of which $24,500,000 was outstanding at March 31, 1995 which were repaid and terminated on May 10, 1995.

In consideration for the contribution of substantially all of McDermott International's marine construction services business, JRM issued 3,200,000 shares of Series A $2.25 Cumulative Convertible Preferred Stock, $231,000,000 9% Senior Subordinated Notes due 2001 and a $39,750,000 Floating Rate Note at 7.69% at the Merger Date (7.4375% at March 31, 1995) to International. The Floating Rate Note is due January 31, 1997 or earlier upon demand. JRM expects to pay this note during fiscal year 1996. In addition, a subsidiary of JRM assumed all of OPI's $70,000,000 12-7/8% Guaranteed Senior Notes due 2002. The Notes due 2002 are redeemable at the option of a subsidiary of JRM after June 1997. On June 7, 1995, JRM entered into an agreement with a group of banks to provide a $150,000,000 three year unsecured and committed line of credit to support the operating requirements of its domestic and international operations. JRM is restricted, as a result of covenants in these agreements, in its ability to transfer funds to International and its subsidiaries through cash dividends or through unsecured loans or investments. As approximately $40,000,000 of its net assets were not subject to these restrictions, they are not expected to impact JRM's ability to make preferred dividend payments.

JRM has committed to make capital expenditures of approximately $31,042,000 (including $9,457,000 for a new pipelay system on marine equipment and $14,286,000 for the conversion of a barge to a floating production unit) during fiscal year 1996. The barge conversion is financed by a $16,700,000 note. The note is payable in 30 monthly installments beginning with the completion of the conversion and bears interest at Libor plus 2%. There were no borrowings against this facility at March 31, 1995.

The working capital deficit was $26,588,000 at March 31, 1995. During 1996, JRM expects to obtain funds to meet working capital, capital expenditures and debt maturity requirements from operating activities and additional borrowings. Leasing agreements for equipment are not expected to impact JRM's liquidity or capital resources.

At March 31, 1995, JRM paid dividends of $900,000 on its Series A Preferred Stock and on April 17, 1995 paid $217,000 on its Series B Preferred Stock for a partial quarterly period. JRM has annual preferred stock dividend requirements of $7,200,000 on its Series A Preferred Stock and $1,032,000 on its Series B Preferred Stock. JRM's quarterly dividends on its Series A and Series B Preferred Stock are $0.5625 per share.

JRM accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes". This standard requires, among other things, recognition of future tax benefits, measured by enacted tax rates, attributable to deductible temporary differences between the financial statement and income tax basis of assets and liabilities and to tax net operating loss and foreign tax credit carryforwards to the extent that realization of such benefits is more likely than not. JRM has provided a valuation allowance ($21,091,000 at March 31, 1995) for deferred tax assets which can not be realized through carrybacks and future reversals of existing taxable temporary differences. Management believes that remaining deferred tax assets ($31,857,000 at March 31, 1995) are realizable through carrybacks and future reversals of existing taxable temporary differences. Management will continue to assess the adequacy of the valuation allowance on a quarterly basis.

Item 8.    CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      COMPANY REPORT ON CONSOLIDATED FINANCIAL STATEMENTS

JRM has prepared the consolidated financial statements and related financial information included in this report. JRM has the primary responsibility for the financial statements and other financial information and for ascertaining that the data fairly reflects its financial position and results of operations. The financial statements were prepared in accordance with generally accepted accounting principles, and necessarily reflect informed estimates and judgments by appropriate officers of JRM with appropriate consideration given to materiality.

JRM believes that it maintains an internal control structure designed to provide reasonable assurance that assets are safeguarded against loss or unauthorized use and that the financial records are adequate and can be relied upon to produce financial statements in accordance with generally accepted accounting principles. The concept of reasonable assurance is based on the recognition that the cost of an internal control structure must not exceed the related benefits. Although internal control procedures are designed to achieve these objectives, it must be recognized that errors or irregularities may nevertheless occur. JRM seeks to assure the objectivity and integrity of its accounts by its selection of qualified personnel, by organizational arrangements that provide an appropriate division of responsibility and by the establishment and communication of sound business policies and procedures throughout the organization. JRM believes that its internal control structure provides reasonable assurance that errors or irregularities that could be material to the financial statements are prevented or would be detected.

JRM's accompanying consolidated financial statements have been audited by its independent auditors, who provide JRM with expert advice on the application of U.S. generally accepted accounting principles to JRM's business and also provide an objective assessment of the degree to which JRM meets its responsibility for the fairness of financial reporting. They regularly evaluate the internal control structure and perform such tests and other procedures as they deem necessary to reach and express an opinion on the fairness of the financial statements. The report of the independent auditors appears elsewhere herein.

The Board of Directors pursues its responsibility for JRM's consolidated financial statements through its Audit Committee, which is composed solely of directors who are not officers or employees of JRM or its parent, International. The functions of the Audit Committee include the review of matters relating to the quality of financial reporting and internal control structure and the nature, extent and results of the audit effort. In addition, the Audit Committee is responsible for recommending the engagement of independent auditors for JRM to the Board of Directors, who in turn submit the engagement to the stockholders for their approval. The independent auditors have free access to the Audit Committee.

May 24, 1995

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
J. Ray McDermott, S. A.

We have audited the accompanying consolidated balance sheet of J. Ray McDermott, S.A. as of March 31, 1995 and 1994, and the related consolidated statements of income, equity and cash flows for each of the three years in the period ended March 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of J. Ray McDermott, S.A. at March 31, 1995 and 1994, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 1995, in conformity with generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, the Company changed its methods of accounting for postemployment benefits in 1995 and postretirement benefits other than pensions in 1993.

                                ERNST & YOUNG LLP

New Orleans, Louisiana
May 24, 1995

                             J. RAY McDERMOTT, S.A.
                           CONSOLIDATED BALANCE SHEET
                             MARCH 31, 1995 and 1994

                                     ASSETS

                                                                                    1995             1994
                                                                                    ----             ----

                                                                                           (In thousands)
Current Assets:
  Cash and cash equivalents                                                      $   52,224        $   53,343
  Accounts receivable - trade                                                       244,212           152,047
  Accounts receivable - unconsolidated
      affiliates                                                                     56,104            11,126
  Accounts receivable - other                                                        33,830            48,134
  Contracts in progress                                                              54,947            47,202
  Other current assets                                                               28,819            19,946
- - -------------------------------------------------------------------------------------------------------------
  Total Current Assets                                                              470,136           331,798
- - -------------------------------------------------------------------------------------------------------------
Property, Plant and Equipment, at Cost:
  Land                                                                               21,948            16,949
  Buildings                                                                          82,490            84,393
  Machinery and equipment                                                         1,374,672         1,392,814
  Property under construction                                                        25,607            10,380
- - -------------------------------------------------------------------------------------------------------------
                                                                                  1,504,717         1,504,536

  Less accumulated depreciation                                                     910,555         1,022,729
- - -------------------------------------------------------------------------------------------------------------
Net Property, Plant and Equipment                                                   594,162           481,807
- - -------------------------------------------------------------------------------------------------------------
Notes Receivable from McDermott
  International                                                                       -                57,382
- - -------------------------------------------------------------------------------------------------------------
Excess of Cost Over Fair Value of Net Assets of
  Purchased Businesses Less Accumulated
  Amortization of  $5,483,000 at March 31, 1995                                     245,179            15,662
- - -------------------------------------------------------------------------------------------------------------
Investment in Unconsolidated Affiliates                                             105,283            90,370
- - -------------------------------------------------------------------------------------------------------------
Other Assets                                                                         67,502            30,590
- - -------------------------------------------------------------------------------------------------------------
  TOTAL                                                                          $1,482,262        $1,007,609
=============================================================================================================

See accompanying notes to consolidated financial statements.

                             LIABILITIES AND EQUITY

                                                     1995           1994
                                                     ----           ----

                                                        (In thousands)
Current Liabilities:
  Notes payable and current
      maturities of long-term debt               $    55,894    $     3,346
  Note payable to McDermott
    International                                     39,750           -
  Current maturity of note payable
       to McDermott International                       -            16,600
  Accounts payable                                   141,376        112,022
  Accrued employee benefits                           18,351         16,739
  Accrued contract costs                              53,610         54,302
  Accrued liabilities - other                         86,891         57,625
  Advance billings on contracts                       62,495         49,211
  U.S. and foreign income taxes                       38,357         27,329
- - ---------------------------------------------------------------------------

         Total Current Liabilities                   496,724        337,174
- - ---------------------------------------------------------------------------

Long Term Debt                                        93,872          2,092
- - ---------------------------------------------------------------------------

Notes Payable to McDermott
   International                                     231,000        281,419
- - ---------------------------------------------------------------------------

Deferred and Non-Current Income Taxes                 44,697        105,163
- - ---------------------------------------------------------------------------

Other Liabilities                                     56,498         28,740
- - ---------------------------------------------------------------------------

Contingencies
- - ---------------------------------------------------------------------------

Equity:
 Preferred Stock,par value $.01 per share,
  authorized 10,000,000 shares:
    Series A $2.25 cumulative convertible,
      outstanding 3,200,000 shares
      (liquidation preference $160,000,000)               32           -
    Series B $2.25 cumulative convertible
      exchangeable, outstanding 458,632 shares
      (liquidation preference $11,465,800)                 5           -
 Common stock, par value $0.01 per share,
  authorized 60,000,000 shares; outstanding
  38,649,349 shares                                      386           -
 Capital in excess of par value                      580,279           -
 Deficit                                              (6,598)          -
 Owner's equity                                         -           279,946
 Currency  translation adjustments                   (14,633)       (26,925)
- - ---------------------------------------------------------------------------

         Total  Equity                               559,471        253,021
- - ---------------------------------------------------------------------------

         TOTAL                                   $ 1,482,262    $ 1,007,609
===========================================================================

                             J. RAY McDERMOTT, S.A.
                        CONSOLIDATED STATEMENT OF INCOME
                FOR THE THREE FISCAL YEARS ENDED MARCH 31, 1995


                                                1995            1994              1993
                                                ----            ----              ----
                                                           (In thousands)

Revenues                                   $ 1,127,320     $ 1,193,881       $ 1,601,060
- - ----------------------------------------------------------------------------------------
Costs and Expenses:
  Cost of operations (excluding
    depreciation and amortization)             887,223         976,636         1,344,115
  Depreciation and amortization                 70,372          53,627            80,856
  Selling, general and
    administrative expenses                    114,165         115,428           115,480
- - ----------------------------------------------------------------------------------------

                                             1,071,760       1,145,691         1,540,451
- - ----------------------------------------------------------------------------------------

                                                55,560          48,190            60,609

Equity in Income of Investees                   22,857         106,593            84,973
- - ----------------------------------------------------------------------------------------

    Operating Income                            78,417         154,783           145,582
- - ----------------------------------------------------------------------------------------

Other Income (Expense):
  Interest income                                9,298           3,483             2,773
  Interest expense                             (25,158)        (20,076)          (22,569)
  Other-net                                      7,028           8,997            12,730
- - ----------------------------------------------------------------------------------------

                                                (8,832)         (7,596)           (7,066)
- - ----------------------------------------------------------------------------------------
Income before Provision for Income
  Taxes and Cumulative Effect of
  Accounting Changes                            69,585         147,187           138,516

Provision for Income Taxes                       8,885          28,050            42,760
- - ----------------------------------------------------------------------------------------

Income before Cumulative Effect
  of Accounting Changes                         60,700         119,137            95,756

Cumulative Effect of Accounting Changes         (1,326)           -              (58,745)
- - ----------------------------------------------------------------------------------------

Net Income                                $     59,374     $   119,137       $    37,011
========================================================================================

See accompanying notes to consolidated financial statements. Significant related party transactions are disclosed in Note 6.

J. RAY McDERMOTT, S.A.
CONSOLIDATED STATEMENT OF EQUITY
FOR THE THREE FISCAL YEARS ENDED MARCH 31, 1995
(In thousands, except for share amounts)


                                                                  Preferred Stock
                                          ------------------------------------------------------------
                                                   Series A                           Series B
                                          ---------------------------        -------------------------
                                                             Par                             Par
                                              Shares        Value               Shares      Value
                                              ------        -----               ------      -----
Balance March 31, 1992                           -          $  -                   -        $  -
- - ------------------------------------------------------------------------------------------------------

Net income                                       -             -                   -           -

Translation adjustments                          -             -                   -           -

Distributions to
  McDermott International                        -             -                   -           -
- - ------------------------------------------------------------------------------------------------------

Balance March 31, 1993                           -             -                   -           -
- - ------------------------------------------------------------------------------------------------------

Net income                                       -             -                   -           -

Translation adjustments                          -             -                   -           -

Distributions to
  McDermott International                        -             -                   -           -
- - ------------------------------------------------------------------------------------------------------

Balance March 31, 1994                           -             -                   -           -
- - ------------------------------------------------------------------------------------------------------

Net income                                       -             -                   -           -

Dividends declared on preferred stock            -             -                   -           -

Translation adjustments                          -             -                   -           -

Distributions to
  McDermott International                        -             -                   -           -

Contribution of McDermott
  International's marine construction
  services business                          3,200,000        32                   -           -

Acquisition of Offshore Pipelines, Inc.          -             -                458,632        5

Shares issued upon exercise of
  stock options                                  -             -                   -           -

Net unrealized loss on
  Investments                                    -             -                   -           -
- - ------------------------------------------------------------------------------------------------------

Balance March 31, 1995                       3,200,000      $ 32                458,632     $  5
======================================================================================================

See accompanying notes to consolidated financial statements.

                                                 Common Stock
                                          ------------------------     Capital                              Currency
                                                           Par        In Excess                 Owner's    Translation
                                            Shares        Value     Of Par Value    Deficit     Equity     Adjustments     Total
                                            ------        ------    ------------    -------    ---------   -----------   ---------
Balance March 31, 1992                         -          $  -        $    -        $    -     $ 201,426   $  (6,239)    $ 195,187
- - ----------------------------------------------------------------------------------------------------------------------------------

Net income                                     -             -             -             -        37,011        -           37,011

Translation adjustments                        -             -             -             -          -        (15,242)      (15,242)

Distributions to
  McDermott International                      -             -             -             -       (47,333)       -          (47,333)
- - ----------------------------------------------------------------------------------------------------------------------------------

Balance March 31, 1993                         -             -             -             -       191,104     (21,481)      169,623
- - ----------------------------------------------------------------------------------------------------------------------------------

Net income                                     -             -             -             -       119,137        -          119,137

Translation adjustments                        -             -             -             -          -         (5,444)       (5,444)

Distributions to
  McDermott International                      -             -             -             -       (30,295)       -          (30,295)
- - ----------------------------------------------------------------------------------------------------------------------------------

Balance March 31, 1994                         -             -             -             -       279,946     (26,925)      253,021
- - ----------------------------------------------------------------------------------------------------------------------------------

Net income                                     -             -             -          (5,106)     64,480        -           59,374

Dividends declared on preferred stock          -             -             -          (1,117)       -           -           (1,117)

Translation adjustments                        -             -             -             -          -         12,292        12,292

Distributions to
  McDermott International                      -             -             -             -       (46,249)       -          (46,249)

Contribution of McDermott
  International's marine construction
  services business                       24,668,297        246         231,277          -      (298,177)       -          (66,622)

Acquisition of Offshore Pipelines, Inc.   13,917,946        139         348,573          -          -           -          348,717

Shares issued upon exercise of
  stock options                               63,106          1             429          -          -           -              430

Net unrealized loss on
  Investments                                  -             -             -            (375)       -           -             (375)
- - ----------------------------------------------------------------------------------------------------------------------------------

Balance March 31, 1995                    38,649,349      $ 386       $ 580,279     $ (6,598)  $    -      $ (14,633)    $ 559,471
==================================================================================================================================

                             J. RAY McDERMOTT, S.A.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                FOR THE THREE FISCAL YEARS ENDED MARCH 31, 1995

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                             1995         1994          1993
                                                             ----         ----          ----
                                                                     (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                               $  59,374     $ 119,137     $  37,011
- - ----------------------------------------------------------------------------------------------
Adjustments to reconcile net income
  to net cash provided by
  operating activities:
    Depreciation and amortization                           70,372        53,627        80,856
    Equity in income of investees
      less dividends                                        42,810       (47,414)      (83,611)
    Gain on sale and disposal of assets                     (1,862)       (2,997)      (20,708)
    Provision for (benefit from) deferred taxes            (35,769)        3,616       (15,804)
    Other                                                    1,253       (23,410)       (2,215)
    Changes in assets and liabilities, net of effects
      from acquisitions:
        Accounts receivable                                 28,290        85,955       (16,851)
        Net  contracts in progress and advance
          billings                                          13,081        25,506        11,224
        Accounts payable                                   (46,707)      (29,490)        7,321
        Accrued liabilities                                (33,689)      (39,172)       41,368
        Income taxes                                         9,958        (6,525)       33,017
        Other, net                                         (28,086)       (3,315)       62,666
- - ----------------------------------------------------------------------------------------------
NET CASH PROVIDED BY
    OPERATING ACTIVITIES                                    79,025       135,518       134,274
- - ----------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:

Acquired from Offshore Pipelines, Inc.                      10,828          -             -
Purchases of property, plant and
  equipment                                                (46,793)      (18,898)      (35,576)
Proceeds from sale and disposal of assets                   15,580         3,938         9,129
(Increase) decrease in notes receivable
    from McDermott International                           (16,802)      (50,096)          818
Other                                                         (773)         -              (97)
- - ----------------------------------------------------------------------------------------------

NET CASH  USED IN
    INVESTING ACTIVITIES                                   (37,960)      (65,056)      (25,726)
- - ----------------------------------------------------------------------------------------------

                                                                       CONTINUED


                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                            1995           1994           1993
                                                            ----           ----           ----

                                                                      (In thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:

Issuance of long-term debt                               $   2,348     $    -         $    -
Increase (decrease) in short-term
    borrowings                                              22,348         1,627         (9,782)
Decrease  in notes payable
    to McDermott International                             (19,705)      (13,927)       (30,796)
Distributions to McDermott
    International                                          (46,249)      (30,295)       (47,333)
Preferred dividends paid                                      (900)         -              -
Other                                                         (369)         (410)        (2,965)
- - -----------------------------------------------------------------------------------------------

NET CASH USED IN
    FINANCING ACTIVITIES                                   (42,527)      (43,005)       (90,876)
- - -----------------------------------------------------------------------------------------------

EFFECTS OF EXCHANGE RATE CHANGES
    ON CASH                                                    343        (1,108)        (8,869)
- - -----------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH AND
    CASH EQUIVALENTS                                        (1,119)       26,349          8,803
- - -----------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS AT BEGINNING
    OF YEAR                                                 53,343        26,994         18,191
- - -----------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS AT END
    OF YEAR                                              $  52,224     $  53,343      $  26,994
===============================================================================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for:
    Interest (net of amount capitalized)                 $  23,146     $  20,080      $  22,584
    Income taxes (net of refunds)                        $  21,910     $  15,233      $  11,075
- - -----------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                             J. RAY McDERMOTT, S.A.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE THREE FISCAL YEARS ENDED MARCH 31, 1995


NOTE 1 - BASIS OF PRESENTATION

J. Ray McDermott, S.A. ("JRM") was incorporated on March 22, 1994 in the Republic of Panama and had no significant operations prior to January 31, 1995 when McDermott International, Inc. ("International") contributed substantially all of its marine construction services business to JRM and JRM acquired Offshore Pipelines, Inc. ("OPI") (the "Merger") pursuant to an Agreement and Plan of Merger dated as of June 2, 1994 as amended (the "Merger Agreement"). See Note 3 to the consolidated financial statements.

JRM issued 3,200,000 shares of Series A $2.25 Cumulative Convertible Preferred Stock; 24,668,297 shares of common stock; $231,000,000 of 9% Senior Subordinated Notes due 2001 and a Floating Rate Demand Note of $39,750,000 to International in exchange for its marine construction services business excluding certain assets and liabilities which were retained by International.

The contribution of International's marine construction services business to JRM has been accounted for in a manner similar to a pooling of interests and the financial statements reflect International's historical cost of the assets and liabilities contributed. For periods prior to the contribution, the financial statements include charges from International for direct costs and allocations of corporate overhead and other costs. Management believes that the allocation methods were reasonable and that the allocations were representative of what the costs would have been on a stand alone basis.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements are presented in U.S. Dollars in accordance with accounting principles generally accepted in the United States. The consolidated financial statements include the accounts of JRM, and all subsidiaries and controlled joint ventures. Investments in joint ventures and other entities in which JRM has a 20% to 50% interest are accounted for on the equity method. Differences between the cost of equity method investments and the amount of underlying equity in net assets of the investees are amortized systematically to income. All significant intercompany transactions and accounts have been eliminated. Certain amounts previously reported have been reclassified to conform with the presentation at March 31, 1995.

Unless the context otherwise requires, hereinafter, "JRM" will be used to mean
J. Ray McDermott, S.A. and its consolidated subsidiaries; "International" will be used to mean McDermott International, Inc., a Panamanian corporation that is the parent company of the McDermott group of companies and the majority owner of JRM; and "McDermott International" will be used to mean the consolidated enterprise.

Changes in Accounting Policies

Postemployment Benefits - Effective April 1, 1994, JRM adopted Statement of Financial Accounting Standards ("SFAS") No. 112, "Employers' Accounting for Postemployment Benefits," in accounting for disability benefits and other types of benefits paid to employees, their beneficiaries and covered dependents after active employment, but before retirement. The cumulative effect as of April 1, 1994 of this change in accounting was to reduce net income by $1,326,000 (net of income taxes of $72,000). Other than the cumulative effect, the accounting change had no material effect on the results of fiscal year 1995. Prior to April 1, 1994, JRM recognized the cost of providing most of these benefits on a cash basis. Under this new principle of accounting, the cost of these benefits is accrued when it becomes probable that such benefits will be paid and when sufficient information exists to make reasonable estimates of the amounts to be paid. In accordance with the Statement, prior period financial statements have not been restated to reflect this change in accounting principle.

Postretirement Health Care Benefits - Effective April 1, 1992, JRM adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions". In accordance with the Statement, JRM elected immediate recognition of the transition obligation and recognized $58,745,000 (net of income tax benefit of $25,478,000) as the cumulative effect of an accounting change. In fiscal year 1993, other than the cumulative effect of the accounting change, the adoption of SFAS No. 106 resulted in a decrease in Income before Cumulative Effect of Accounting Change of $1,958,000.

Income Taxes

Income taxes have been provided using the liability method in accordance with SFAS No. 109, "Accounting for Income Taxes". Prior to the January 31,1995 contribution by International, the U.S. subsidiaries and divisions of JRM were included in the U.S. federal income tax return filed by McDermott Incorporated ("McDermott"), a subsidiary of International. McDermott's policy for allocation of U.S. federal income taxes provided generally that the U.S. subsidiaries and divisions of JRM compute the provision for U.S. federal income taxes on a separate company basis. Subsequent to the contribution, these U.S. subsidiaries and divisions are included in the U.S. federal tax return filed by J. Ray McDermott Holdings, Inc., a subsidiary of JRM.

Foreign Currency Translation

Assets and liabilities of foreign operations, other than operations in highly inflationary economies, are translated into U.S. Dollars at current exchange rates and income statement items are translated at average exchange rates for the year. Adjustments resulting from the translation of foreign currency financial statements are recorded in a separate component of equity. Foreign currency transaction adjustments are reported in income. Included in Other Income (Expense) are transaction gains (losses) of $771,000, ($2,029,000), and ($4,540,000) for fiscal years 1995, 1994 and 1993, respectively.

Contracts and Revenue Recognition

Contract revenues and related costs are principally recognized on a percentage of completion method for individual contracts or components thereof based upon work performed or a cost to cost method, as applicable to the product or activity involved. Revenues and related costs so recorded, plus accumulated contract costs that exceed amounts invoiced to customers under the terms of the contracts, are included in Contracts in Progress. Billings that exceed accumulated contract costs and revenues and costs recognized under percentage of completion are included in Advance Billings on Contracts. Most long-term contracts have provisions for progress payments. Contract price and cost estimates are reviewed periodically as the work progresses and adjustments proportionate to the percentage of completion are reflected in income in the period when such estimates are revised. There are no unbilled revenues which will not be billed. Provisions are made currently for all known or anticipated losses. Claims for extra work or changes in scope of work are included in contract revenues when collection is probable. Included in Accounts Receivable and Contracts in Progress at March 31, 1994 was $46,567,000 relating to commercial and U.S. Government contract claims whose final settlement was subject to future determination through negotiations or other procedures which had not been completed. These claims were excluded from the contribution of McDermott International's marine construction services business to JRM under the terms of the Merger Agreement.

                                                           1995        1994
                                                           ----        ----
                                                            (In thousands)

Included in Contracts in Progress are:

Costs incurred less costs of revenue recognized         $  2,795     $ 29,703

Revenues recognized less billings to customers            52,152       17,499
- - -----------------------------------------------------------------------------

Contracts in Progress                                   $ 54,947     $ 47,202
=============================================================================

Included in Advance Billings on Contracts are:

Billings to customers less revenues recognized          $ 67,839     $ 49,235

Costs incurred less costs of revenue recognized           (5,344)         (24)
- - -----------------------------------------------------------------------------

Advance Billings on Contracts                           $ 62,495     $ 49,211
=============================================================================

Included in accounts receivable - trade are amounts representing retainages on contracts as follows:

                                                      1995                1994
                                                      ----                ----
                                                          (In thousands)
Retainages                                         $ 20,864            $ 12,253
===============================================================================

All of the 1995 retainages are expected to be collected within the next year.


Depreciation, Maintenance and Repairs and Drydocking Expenses

Except for major marine vessels, property, plant and equipment is depreciated on the straight-line method, using estimated economic useful lives of 8 to 30 years for buildings and 2 to 20 years for machinery and equipment.

Major marine vessels are depreciated on the units-of-production method based on the utilization of each vessel. Depreciation expense calculated under the units-of-production method may be less than, equal to, or greater than depreciation expense calculated under the straight-line method in any period. The annual depreciation based on utilization of each vessel will not be less than the greater of 25% of annual straight-line depreciation, or 50% of cumulative straight-line depreciation.

Maintenance, repairs and renewals which do not materially prolong the useful life of an asset are expensed as incurred except for drydocking costs for the marine fleet, which are estimated and accrued over the period of time between drydockings, and such accruals are charged to operations currently.

Amortization of Excess of Cost Over Fair Value of Net Assets of Purchased Businesses

Excess of the cost over fair value of net assets of purchased businesses pertains to the acquisitions of OPI and Northern Ocean Services Limited (See
Note 3) and is being amortized on a straight-line basis over ten years. Management periodically reviews goodwill to assess recoverability, and impairments would be recognized in operating results if a permanent diminution in value were to occur.

Earnings Per Share

Earnings per share has been omitted because JRM was not a separate entity with its own capital structure during the periods presented (See Note 3).

Cash Equivalents

Cash equivalents are highly liquid investments, with maturities of three months or less when purchased.

Derivative Financial Instruments

Derivatives, primarily forward exchange contracts, are utilized to minimize exposure and reduce risk from foreign exchange fluctuations in the regular course of business. Gains and losses relating to qualified hedges of firm commitments are deferred and recognized in income or as adjustments of carrying amounts when the hedged transactions occur. Gains and losses on forward exchange contracts which hedge foreign currency assets or liabilities are recognized in income as incurred. Such amounts effectively offset gains and losses on the foreign currency assets or liabilities that are hedged.

NOTE 3 - ACQUISITIONS

On January 31, 1995, JRM acquired OPI, a full-range provider of offshore marine construction and other related services to the oil and gas industry. Pursuant to the Merger Agreement, OPI investors received 13,867,946 shares of JRM common stock; options to acquire 897,818 shares of JRM common stock and 458,632 shares of JRM Series B $2.25 Cumulative Convertible Exchangeable Preferred Stock in exchange for all of the outstanding common stock, common stock options and preferred stock of OPI. The acquisition was accounted for by the purchase method and, accordingly, the purchase price ($369,868,000, including direct costs of acquisition and non-compete agreements) has been allocated to the underlying assets and liabilities based upon the preliminary fair values at the date of acquisition. The excess of cost over fair value of net assets acquired is being amortized over 10 years. The operating results have been included in the Consolidated Statement of Income from the acquisition date. The preliminary purchase price allocation is subject to change when additional information concerning asset and liability valuations is obtained. Therefore, the final allocation may differ from the preliminary allocation summarized as follows:

                                                                 (In thousands)
Cash and cash equivalents                                          $   10,828
Other  working capital-net                                             18,875
Excess of cost over fair value of net assets
   of purchased businesses                                            235,000
Net property, plant and equipment                                     173,134
Other assets-net                                                       17,965
Long-term debt                                                       (107,085)
Stockholders' equity                                                 (348,717)

The following unaudited pro forma results of operations for the years ended March 31, 1995 and 1994 assume that the contribution by McDermott International of substantially all of its marine construction services business to JRM and the acquisition of OPI had occurred as of the beginning of the periods presented.

                                                     FISCAL YEAR ENDED

                                                 3/31/95            3/31/94
                                                 -------            -------
                                                         (Unaudited)
                                                        (In thousands)
Revenues                                       $ 1,444,090        $ 1,531,773

Income before Cumulative Effect of
  Accounting Change                            $    29,846        $   101,518

Net Income                                     $    28,520        $   101,518

Earnings Per Common and Common
  Equivalent Share:

  Primary:
      Income before Cumulative Effect of
        Accounting Change                      $      0.55        $      2.23

     Net Income                                $      0.52        $      2.23

  Fully Diluted:
      Income before Cumulative Effect of
        Accounting Change                      $      0.55        $      2.21

     Net Income                                $      0.52        $      2.21


The pro forma financial information is presented for informational purposes only and is not necessarily indicative of the operating results that would have occurred had the transaction been completed as of April 1, 1993, nor is it necessarily indicative of future operating results. The proforma information does not reflect estimates of cost savings that may be realized.

On February 28, 1994, JRM acquired Northern Ocean Services Limited ("NOS") with cash provided by McDermott International. JRM issued a $58,040,000 note payable to McDermott International in consideration for the financing. NOS owns and operates 2 major marine construction vessels and specialized construction equipment for providing subsea and trenching services to industries worldwide; including oil, gas, marine construction and hydrocarbon processing. The acquisition was accounted for by the purchase method of accounting and, accordingly, the purchase price has been allocated to the underlying assets and liabilities based on fair values at the date of acquisition. The excess of cost over fair value of net assets acquired is being amortized over a period of 10 years. The operating results, which were not material for the one month ended March 31, 1994 to the consolidated financial statements of JRM, have been included in the Consolidated Statement of Income from the acquisition date. A summary of the purchase price allocation follows:

                                                                (In thousands)
Net working capital                                               $ (10,738)
Excess of cost over fair value of net assets
  of purchased businesses                                            15,662
Net property, plant and equipment                                    53,116
Note payable to McDermott International                             (58,040)


NOTE 4 - INVESTMENTS IN UNCONSOLIDATED AFFILIATES

Transactions with unconsolidated affiliates which are accounted for by the equity method included sales to ($136,681,000, $78,748,000 and $75,839,000 in fiscal years 1995, 1994 and 1993, respectively, including approximately $54,657,000, $49,121,000 and $47,535,000, respectively, attributable to leasing activities) and purchases from ($1,119,000, $131,608,000, and $59,606,000 in fiscal years 1995, 1994 and 1993, respectively) these entities. Included in non-current Other Assets at March 31, 1995 was a 4% interest bearing note receivable of $5,000,000 from an unconsolidated affiliate. Included in Accounts payable at March 31, 1995 and 1994 were $3,815,000 and $14,438,000, respectively, of payables to unconsolidated affiliates.

In fiscal year 1995, JRM contributed various marine construction barges (including the DB100 semi-submersible derrick barge) with a book value of $102,602,000 and accumulated depreciation of $76,763,000 and sold the Derrick Barge 51 to the HeereMac joint venture for $9,101,000. In fiscal year 1994, JRM recognized revenues of $131,000,000 on work subcontracted to HeereMac.

At March 31, 1995 and 1994, property, plant and equipment included $402,479,000 and $409,952,000, and accumulated depreciation included $230,674,000 and $221,503,000, respectively, of marine equipment that is leased to unconsolidated investees. Dividends received from unconsolidated investees were $65,667,000, $59,179,000 and $28,764,000 (including a return of capital of
$27,402,000) in fiscal years 1995, 1994 and 1993, respectively. Undistributed earnings in unconsolidated affiliates were $25,929,0000 and $62,265,000, respectively, at March 31, 1995 and 1994.

Summarized combined balance sheet and income statement information based on the most recent financial information for equity investments in joint ventures and other entities (49-50% owned) are presented below:


                                                       1995             1994
                                                       ----             ----
                                                          (In thousands)

         Current Assets                             $ 400,197        $ 408,065
         Non-Current Assets                           202,673           76,679
- - ------------------------------------------------------------------------------

             Total Assets                           $ 602,870        $ 484,744
==============================================================================

         Current Liabilities                        $ 341,306        $ 200,086
         Non-Current Liabilities                       68,152           61,510
         Owners' Equity                               193,412          223,148
- - ------------------------------------------------------------------------------

             Total Liabilities and
               Owners' Equity                       $ 602,870        $ 484,744
==============================================================================



                                                  1995            1994              1993
                                                  ----            ----              ----
                                                             (In thousands)

         Revenues                              $ 725,225       $ 896,412       $ 1,129,856
         Gross Profit                          $ 153,075       $ 318,503       $   336,775

         Income before Provision for
           Income Taxes                        $  52,899       $ 213,862       $   182,647
         Provision for Income Taxes                4,193           8,025             3,003
- - ------------------------------------------------------------------------------------------
         Net  Income                           $  48,706       $ 205,837       $   179,644
==========================================================================================


NOTE 5 - INCOME TAXES

Income taxes have been provided based upon the tax laws and rates in the countries in which operations are conducted. All income has been earned outside of Panama and JRM is not subject to income tax in Panama on income earned outside of Panama. Therefore, there is no expected relationship between the provision for income taxes and income before income taxes. The major reason for the variations in such relationships is that income is earned within and subject to the taxation laws of various countries, each of which has a regime of taxation which varies from that of any other country (not only with respect to nominal rate but also with respect to the allowability of deductions, credits and other benefits) and because the proportional extent to which income is earned in, and subject to tax by, any particular country or countries varies from year to year. JRM and certain of its subsidiaries keep books and file tax returns on the completed contract method of accounting.

U.S. and foreign income taxes payable and net deferred tax liabilities at March 31, 1994 included allocated income tax liabilities of $36,365,000, under McDermott's policy for allocation of U.S. federal income taxes.

Deferred income taxes reflect the net tax effects of temporary differences between the financial and tax bases of assets and liabilities. Significant components of deferred tax assets and liabilities as of March 31, 1995 and 1994 were as follows:

                                                           1995           1994
                                                           ----           ----
                                                              (In thousands)

Deferred tax assets:
  Accrued provisions for facility
    closings                                             $  1,480      $    -
  Accrued liabilities for executive and
    employee incentive compensation                         1,670           -
  Long-term contracts                                       3,837         19,309
  Investments in joint ventures
    and affiliated companies                                5,179           -
  Net operating loss carryforwards                         17,323         18,185
  Foreign tax credits                                      15,662           -
  Property, plant and equipment                             3,753           -
  Other                                                     4,044         14,183
- - --------------------------------------------------------------------------------

     Total deferred tax assets                             52,948         51,677

  Valuation allowance for deferred tax assets             (21,091)       (16,337)
- - --------------------------------------------------------------------------------

     Net deferred tax assets                               31,857         35,340
- - --------------------------------------------------------------------------------

Deferred  tax liabilities:
  Property, plant and equipment                            30,031         63,428
  Long-term contracts                                      10,064         11,891
  Prepaid pension costs                                     1,846          5,059
  Other                                                     3,882            777
- - --------------------------------------------------------------------------------

     Total deferred tax liabilities                        45,823         81,155
- - --------------------------------------------------------------------------------

     Net deferred tax liabilities                        $ 13,966      $  45,815
================================================================================

Income before provision for income taxes and cumulative effect of accounting changes was as follows:

                                      1995             1994              1993
                                      ----             ----              ----
                                                  (In thousands)

U.S.                               $ (3,265)        $  18,435         $   5,946
Other than U.S.                      72,850           128,752           132,570
- - -------------------------------------------------------------------------------
                                   $ 69,585         $ 147,187         $ 138,516
===============================================================================


The provision for income taxes consists of:

                                      1995            1994               1993
                                      ----            -----              ----

                                                 (In thousands)
Current:
  U.S. - Federal                   $  30,514        $  3,388          $  21,746
  Other than U.S.                     14,140          21,046             36,818
- - -------------------------------------------------------------------------------

        Total current                 44,654          24,434             58,564
- - -------------------------------------------------------------------------------

Deferred:
  U.S. - Federal                     (31,742)         (2,579)           (19,693)
  Other than U.S.                     (4,027)          6,195              3,889
- - -------------------------------------------------------------------------------

        Total deferred               (35,769)          3,616            (15,804)
- - -------------------------------------------------------------------------------

Provision for Income Taxes         $   8,885        $ 28,050          $  42,760
===============================================================================


The current provision for other than U.S. income taxes in 1995, 1994 and 1993 includes a reduction of $1,323,000, $21,987,000 and $26,606,000, respectively, for the benefit of net operating loss carryforwards.

NOTE 6 - RELATED PARTY TRANSACTIONS

Transactions with subsidiaries, divisions and controlled joint ventures of McDermott International that are not disclosed elsewhere, are as follows:

                                                     1995          1994          1993
                                                     ----          ----          ----
                                                              (In thousands)
Sale of marine construction services               $  2,652      $  1,221     $  1,017
Purchase of engineering services                     16,672         7,981        7,599
Insurance premiums                                   21,602        30,114       35,698
Postretirement health care benefits                   6,075         8,029        7,821
Pension expense (benefit)                            (6,679)        1,030       (1,553)
Selling, general and administrative expense          19,690        21,240       22,354
Interest income                                       2,920         1,433          335
Interest expense                                     20,169        18,799       21,563

Non-current Notes Receivable from McDermott International and Notes Payable to McDermott International are as follows:

Notes receivable:                                      1995             1994
- - -----------------                                      ----             ----
                                                          (In thousands)
Note due December 1996 (Interest at 3.25%)          $    -           $  28,100

Non-interest bearing notes due April 1999                -              20,600

Interest bearing note (Interest at 5.32%)                -               8,682
- - ------------------------------------------------------------------------------

         Total                                      $    -           $  57,382
==============================================================================
Notes payable:

9%  Senior Subordinated Notes due 2001              $ 231,000        $    -

10.375% Note due 1998                                    -              90,400

15% Note due April 2003                                  -              60,872

Non-interest bearing notes                               -              94,871

Non-interest bearing notes due April 1996                -              41,750

Other notes payable                                      -              10,126
- - ------------------------------------------------------------------------------
                                                      231,000          298,019
Less: Amounts due within one year                        -              16,600
- - ------------------------------------------------------------------------------

         Total                                      $ 231,000        $ 281,419
==============================================================================

The 9% Senior Subordinated Notes due 2001 ("9% Notes") are redeemable at any time after September 15, 1997 (subject to any required approvals), in whole or in part, for cash, at the option of JRM, initially at a price of 105% of the principal amount, and thereafter at prices declining annually to 100% of the principal amount after September 15, 2000. The terms of the 9% Notes impose certain restrictions or limitations on, among other things, the ability of JRM to pledge its assets as security for certain indebtedness or to incur debt ranking senior to these notes.

JRM issued a Floating Rate Demand Note of $39,750,000 at 7.69% on the date of Merger (7.4375% at March 31, 1995) to International. This note is due January 31, 1997 or earlier upon demand. JRM expects to pay this note during fiscal year 1996.

Included in Accounts receivable-trade are receivables from McDermott International of $7,668,000 and $2,550,000 at March 31, 1995 and 1994,
respectively. Included in Accounts payable are payables to McDermott International of $5,272,000 and $3,396,000 at March 31, 1995 and 1994,
respectively.

In connection with the Merger, two directors and two officers of JRM entered into noncompetition agreements. As consideration, the directors and officers received a total of $10,117,000 (including 50,000 shares of JRM's common stock valued at $1,117,000) during fiscal year 1995. In addition, one director will receive additional payments of $1,500,000 per year over the next five years.

A subsidiary of JRM has entered into an office sublease with an affiliate of two of JRM's directors. Under the sublease which expires no later than March 1997, the affiliate is required to make monthly rental payments of approximately $18,000 to the subsidiary. Under another agreement, the affiliate will manage and operate the subsidiary's offshore producing oil and gas property for a monthly fee of $48,000 and reimbursement of certain costs. In addition, a subsidiary of JRM sold an offshore jacket and deck to the affiliate for $1,100,000 during fiscal year 1995 and has a contract to refurbish and install the jacket and deck for approximately $1,300,000.

A subsidiary of JRM entered into agreements with an affiliate of another director of JRM pursuant to which, the subsidiary acquired interests in certain offshore oil and gas property. During fiscal year 1995, the subsidiary paid $3,000,000 to the affiliate under the agreements in connection with the acquisition of its interests and the development of such property. In addition, a subsidiary of JRM owns 140,000 shares of common stock of this affiliate and 20,000 units in a limited partnership which is also an affiliate of this director. JRM has a $15,000,000 contract to fabricate and install a platform with the limited partnership.

In connection with the Merger, JRM entered into various agreements under which McDermott International will provide administrative and technical services to JRM. These services include, but are not limited to: accounting, treasury, tax administration and other financial services; human relations; computing and telecommunications; corporate officer and secretarial; purchasing; and marine systems and automation. The annual cost of these services to JRM is approximately $13,400,000.

Effective January 31, 1995, JRM sold to McDermott International those assets and liabilities comprising the shipyard business located in Morgan City, Louisiana that were included in the business contributed by McDermott International with the Merger. In consideration, JRM received $4,802,000.

Certain officers and employees of JRM participate in certain benefit plans which involve the issuance of International Common Stock.

Certain former employees of McDermott International's marine construction services business who transferred to JRM participate in the Thrift Plan for Employees of McDermott Incorporated and Participating Subsidiary and Affiliated Companies, which is a defined contribution plan maintained by a subsidiary of McDermott International. Monthly employer contributions are equal to 50% of the first 6% of compensation (as defined in the plan) contributed by participants. JRM will establish a similar plan during fiscal 1996.

JRM maintains employment agreements with certain officers and employees which contain change in control provisions that would entitle each to receive two times his three-year average annual salary plus continuation of certain benefits if there is a change in control of JRM (as defined) and a termination of his employment within two years after a change in control. These agreements also provide medical and health insurance benefits for a two year period following the termination of employment.

NOTE 7 - NOTES PAYABLE AND LONG-TERM DEBT

Long-term debt consists of:                              1995           1994
                                                         ----           ----


                                                           (In thousands)
Unsecured Debt:

   12.875% Guaranteed Senior Notes due 2002
      ($70,000,000 face value)                        $  74,933       $   -

   Other notes payable                                    5,771           -

Secured debt:

   Capitalized Lease Obligations                         19,812         3,037
- - -----------------------------------------------------------------------------
                                                        100,516         3,037
Less amounts due within one year                          6,644           945
- - -----------------------------------------------------------------------------

                                                      $  93,872       $ 2,092
=============================================================================


In connection with the Merger, a subsidiary of JRM assumed OPI's $70,000,000 12-7/8% Guaranteed Senior Notes ("12.875% Notes"). The 12.875% Notes are subject to mandatory sinking fund requirements beginning on July 15, 2000 calculated to retire 50% of the original principal amount prior to maturity in 2002. The 12.875% Notes are redeemable, for cash, at the option of JRM, at any time on or after July 15, 1997, in whole or in part, at a price of 106.4% of the principal amount, and thereafter at prices declining annually to 100% of the principal amount on or after July 15, 2000. JRM is restricted, as a result of covenants in this credit agreement, in its ability to transfer funds to International and its subsidiaries through cash dividends or through unsecured loans or investments.

Maturities of long-term debt during the five fiscal years subsequent to March 31, 1995 are as follows: 1996 - $6,644,000; 1997 - $3,651,000; 1998 -
$3,782,000; 1999 - $8,778,000;  2000 - $381,000.

At March 31, 1995 and 1994, JRM had available to it various uncommitted short-term lines of credit from banks totaling $119,581,000 and $16,493,000, respectively. Borrowings against these lines of credit at March 31, 1995 and 1994 were $24,750,000 and $2,401,000, respectively. In addition, JRM had available two secured and committed revolving credit facilities with banks totaling $53,500,000 of which $24,500,000 was outstanding at March 31, 1995. These two facilities were repaid and terminated on May 10, 1995. The weighted average interest rate on all short term borrowings outstanding as of March 31, 1995 and 1994 was 7.86% and 7.81%, respectively.

NOTE 8 - PENSION PLANS AND POSTRETIREMENT BENEFITS

Pension Plans - JRM provides retirement benefits, primarily through employee participation in non-contributory pension plans of McDermott International (See
Note 6), for substantially all of its regular full-time employees, except certain non-resident alien employees of foreign subsidiaries who are not citizens of a European Community country or who do not earn income in the United States or the United Kingdom. JRM also provides benefits to employees in the United Kingdom through participation of certain of its subsidiaries and affiliate companies in a contributory pension plan (the U.K. plan) sponsored by McDermott International. JRM's policy was to fund the U.K. plan to meet the minimum requirements as recommended by the plan actuary and in accordance with applicable law. Under the terms of the Merger Agreement, this plan was excluded from the contribution of McDermott International's marine construction services business at January 31, 1995, but former employees of McDermott International's marine construction services business who transferred to JRM will continue to participate in this plan until a new one is established.

Assets and liabilities attributable to former employees of McDermott International's marine construction services business who transferred to JRM in connection with the Merger are to be transferred to pension plans established by JRM during fiscal year 1996.

The net periodic pension cost (benefit) of the U.K. plan for the ten months ended January 31, 1995 and fiscal years 1994 and 1993 included the following components:

                                                    1995          1994           1993
                                                    ----          ----           ----

                                                             (In thousands)
Service cost - benefits earned
   during the period                              $  1,450     $   1,544      $   4,328
Interest cost on projected
   benefit obligation                                3,342         4,130          4,989
Actual return on plan assets                        (1,240)      (14,608)       (23,545)
Net amortization and deferral                       (7,303)        2,679         14,291
- - ---------------------------------------------------------------------------------------

Net periodic pension cost (benefit)               $ (3,751)    $  (6,255)     $      63
=======================================================================================


Due to a reduction in workforce at one foreign subsidiary, net income in fiscal year 1994 includes a net after-tax loss of $1,456,000 resulting from the recognition of a curtailment of the U.K. plan.

The following table sets forth the U.K. plan's funded status and the amount recognized in JRM's consolidated financial statements at March 31, 1994:


                                                                      1994
                                                                      ----

                                                                 (In thousands)
Actuarial present value of
  benefit obligations:
  Vested benefit obligation                                        $  58,017
============================================================================

    Accumulated benefit obligation                                 $  58,017
============================================================================

      Projected benefit obligation                                 $  66,943

Plan assets at fair value                                            110,530
- - ----------------------------------------------------------------------------

Plan assets in excess of projected
  benefit obligation                                                  43,587

Unrecognized net gain                                                (14,443)

Unrecognized prior service cost                                        1,058

Unrecognized transition asset                                        (15,202)
- - ----------------------------------------------------------------------------
Net prepaid pension cost                                           $  15,000
============================================================================

The assumptions used in determining the funded status and net periodic pension cost (benefit) of the U.K. plan were:

                                        1995            1994            1993
                                        ----            ----            ----
Actuarial assumptions:
  Discount rate                         8.25%           7.5%            9.5%
- - ----------------------------------------------------------------------------
  Rate of increase in future
    compensation levels                  5.0%           6.0%            7.5%
- - ----------------------------------------------------------------------------
  Expected long-term rate of
    return on plan assets                8.5%           8.0%            9.0%
- - ----------------------------------------------------------------------------

Postretirement Health Care and Life Insurance Benefits - JRM offers postretirement health care and life insurance benefits to substantially all of its regular full time employees who retire and receive retirement income from a defined benefit pension plan funded by JRM, except certain non-resident alien retired employees who are not citizens of a European Community country, or who, while employed, did not earn income in the United States, Canada or the United Kingdom. JRM shares the cost of providing these benefits, except for certain life insurance plans, with all affected retirees. JRM does not fund any of its plans.

The following table sets forth the amounts recognized in the consolidated financial statements at March 31, 1995:

                                                                  (In thousands)
Accumulated Postretirement Benefit Obligation:
    Fully eligible active participants                               $  1,313
    Other active plan participants                                     11,539
- - -----------------------------------------------------------------------------

Accrued postretirement benefit cost                                  $ 12,852
=============================================================================
Weighted-average discount rate                                           8.25%
=============================================================================

The accumulated postretirement benefit obligation in the above table includes $12,264,000 for health care plans and $588,000 for life insurance plans at March 31, 1995. For the period January 31 to March 31, 1995, net periodic postretirement benefit cost was $337,000.

For measurement purposes, a weighted-average annual assumed rate of increase in the per capita cost of covered health care claims of 11-1/2% was assumed for 1995. For 1996, a rate of 10-3/4% will be assumed. The rate was assumed to decrease gradually to 5% in 2005 and remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. For example, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of March 31, 1995 by $2,017,000.

NOTE 9- CAPITAL STOCK

At March 31, 1995, 12,081,354 shares of Common Stock were reserved for issuance in connection with the conversion of Series A $2.25 Cumulative Convertible Preferred Stock ("Series A Preferred Stock") and Series B $2.25 Cumulative Convertible Exchangeable Preferred Stock ("Series B Preferred Stock"), conversion of subordinated debentures and the exercise of stock options and awards of restricted stock under JRM's stock incentive plans.

Series A Preferred Stock

At March 31, 1995, 3,200,000 shares of Series A Preferred Stock were owned by International. Shares of Series A Preferred stock have one vote per share and a liquidation preference of $50.00 per share. Dividends on Series A Preferred Stock are cumulative at the annual rate of $2.25 per share.

Each share of Series A Preferred Stock is redeemable, for cash at $52.00 per share, after January 31, 1997 (subject to any required approvals) and prior to January 31, 2000, provided that the last reported sales price of JRM Common Stock in its principal trading market for any 20 trading days within a period of 30 consecutive trading days ending not more than five days prior to the date the Series A Preferred Stock is called for redemption is at least $55.74 after January 31, 2000.

Each share of Series A Preferred Stock is convertible into 1.794 shares of Common Stock at any time after a call by JRM for redemption of any or all of the outstanding Series A Preferred Stock or at any time after January 31, 2000.

Series B Preferred Stock

Dividends on Series B Preferred shares are cumulative at an annual rate of $2.25 per share. The stock is non-voting and has a liquidation preference of $25.00 per share.

Each share of Series B Preferred Stock is convertible into 2.192 shares (subject to adjustment in certain circumstances) of Common Stock at the option of the holder, at any time. The stock is redeemable, in whole or in part, at the option of JRM after July 15, 1995, initially at a redemption price of $26.60 per share and thereafter at prices declining to $25.00 per share on July 15, 2000. The stock is exchangeable, in whole but not in part, at the option of JRM, for 9% Convertible Subordinated Debentures due 2007 at a rate of $25.00 principal amount of debentures for each share of stock. Each $25.00 principal amount of debentures would be convertible into 2.192 shares of Common Stock.

Stock Incentive Plans - The following table summarizes activity related to stock options under JRM's stock incentive plans for the year ended March 31, 1995:

                                                                     1995
                                                                     ----
Issued January 31,1995 under
  the terms of the Merger Agreement
  (See Note 3)                                                      897,818

Granted                                                             243,530

Exercised                                                           (63,106)
- - ---------------------------------------------------------------------------

Options outstanding, March 31,                                    1,078,242
===========================================================================

Options exercisable at March 31,                                    834,712
===========================================================================

Average price:
    Outstanding options                                            $ 9.4574
    Exercisable options                                            $ 5.6158
===========================================================================

Shares available at March 31,
  that may be granted for options                                 4,156,470
===========================================================================

Generally, all options awarded expire 10 years after the date of grant. Pursuant to the stock incentive plans, eligible employees may be granted rights to purchase shares of Common Stock at $1.00 per share subject to restrictions on transfer which lapse at such times and circumstances as specified when granted. At March 31, 1995, no rights have been granted.


NOTE 10  - CONTINGENCIES AND COMMITMENTS

Litigation - JRM and certain of its officers, directors and subsidiaries are defendants in numerous legal proceedings. Management believes that the outcome of these proceedings will not have a material adverse effect upon the consolidated financial position of JRM.

Operating Leases - Future minimum payments required under operating leases that have initial or remaining noncancellable lease terms in excess of one year at March 31, 1995 are as follows: 1996 - $9,837,000; 1997 - $5,633,000; 1998 -
$3,562,000; 1999 - $2,978,000; 2000 - $2,494,000; and thereafter - $22,042,000.
Total rental expense for fiscal years 1995, 1994 and 1993 was $79,098,000, $87,531,000, and $93,153,000, respectively. These expense figures include contingent rentals and are net of sublease income, both of which are not material.

Other - JRM maintains liability and property insurance that it considers normal in the industry. However, certain risks are either not insurable or insurance is available only at rates which JRM considers uneconomical.

JRM has been identified as a potentially responsible party at two cleanup sites under the Comprehensive Environmental Response, Compensation and Liability Act, as amended. JRM has not been determined to be a major contributor of wastes to these sites. However, each potentially responsible party or contributor may face assertions of joint and several liability. Generally, however, a final allocation of costs is made based on relative contribution of wastes to each site. Based on estimates of its relative contribution of waste to each site (clean up efforts at one site are nearing completion), JRM's share of the ultimate liability for the sites is not expected to have a material effect on its consolidated financial position.

Commitments for capital expenditures amounted to approximately $31,042,000 at March 31, 1995, all of which relates to fiscal year 1996.

JRM is contingently liable under standby letters of credit totaling $168,804,000 (including $47,403,000 issued on behalf of unconsolidated foreign joint ventures) at March 31, 1995, issued in the normal course of business. JRM has guaranteed $20,500,000 of loans to and McDermott International continues to guarantee $26,559,000 of standby letters of credit issued by certain unconsolidated foreign joint ventures of JRM at March 31, 1995.

NOTE 11 - FINANCIAL INSTRUMENTS WITH CONCENTRATIONS OF CREDIT RISK

The principal customers of JRM are the offshore oil, natural gas and hydrocarbon processing industries and other marine construction companies. These concentrations of customers may impact JRM's overall exposure to credit risk, either positively or negatively, in that the customers may be similarly affected by changes in economic or other conditions. However, JRM's management believes that the portfolio of receivables is well diversified and that such diversification minimizes any potential credit risk. Receivables are generally not collateralized.

JRM believes that its provision for possible losses on uncollectible accounts receivable is adequate for its credit loss exposure. At March 31, 1995 and 1994, the allowance for possible losses deducted from Accounts receivable-trade on the balance sheet was $795,000 and $646,000, respectively.

NOTE 12 - DERIVATIVE FINANCIAL INSTRUMENTS

JRM operates internationally giving rise to exposure to market risks from changes in foreign exchange rates. Derivative financial instruments, primarily forward exchange contracts, are utilized to reduce those risks. JRM does not hold or issue financial instruments for trading purposes.

Forward exchange contracts are entered into primarily as hedges of certain firm purchase and sale commitments denominated in foreign currencies. At March 31, 1995, JRM had forward exchange contracts to purchase $10,134,000 in foreign currencies (primarily Pound Sterling), and to sell $60,445,000 in foreign currencies (primarily Dutch Guilders and Malaysian Ringgits), at varying maturities through fiscal year 1996. At March 31, 1994, JRM had forward exchange contracts to purchase $21,065,000 in foreign currencies (primarily Dutch Guilders, Australian Dollars and Saudi Riyals) and to sell

$48,362,000 in foreign currencies (primarily Dutch Guilders, Malaysian Ringgits and Saudi Riyals) at varying maturities through fiscal year 1995.

Deferred realized and unrealized gains and losses from hedging firm purchase and sale commitments are included on a net basis in the balance sheet as a component of either other current assets or accrued liabilities. They are recognized in income as part of the purchase or sale transaction when it is recognized, or as other gains or losses when a hedged transaction is no longer expected to occur. At March 31, 1995, JRM had deferred gains of $537,000 and deferred losses of $1,570,000 related to forward exchange contracts which are expected to be recognized during fiscal year 1996.

JRM is exposed to credit-related losses in the event of nonperformance by counterparties to derivative financial instruments, but it does not anticipate nonperformance by any of the counterparties. The amount of such exposure is generally the unrealized gains in such contracts.

NOTE 13 - FAIR VALUES OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used by JRM in estimating its fair value disclosures for financial instruments:

Cash and cash equivalents: The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair value.

Long and short-term debt: The fair value of JRM's debt instruments are based on quoted market prices or where quoted prices are not available, on the present value of cash flows discounted at estimated borrowing rates for similar debt instruments or on estimated prices based on current yields for debt issues of similar quality and terms. At March 31, 1995 and 1994, JRM had total debt (excluding capitalized leases and notes payable to McDermott International) with a carrying value of $129,954,000 and $2,401,000 and a fair value of $130,814,000 and 2,401,000, respectively.

Notes payable to and receivable from McDermott International: The fair value of JRM's notes payable to McDermott International are calculated using estimated prices based on current yields for debt issues of similar quality and terms.
At March 31, 1995 JRM's total notes payable issued to McDermott International on January 31, 1995 had a carrying value of $270,750,000 which approximates fair value. At March 31, 1994, the 10.375% Note due 1998 had a carrying value of $90,400,000 and a fair value of $99,336,000. At March 31, 1994, it was not practicable to estimate the fair value of JRM's non-current Notes Receivable from and Payable to McDermott International (other than the 10.375% Note) because the time of their settlement had not yet been determined.

Foreign currency exchange contracts: The fair values of foreign currency forward exchange contracts are estimated by obtaining quotes from brokers. At March 31, 1995 and 1994, JRM had net forward exchange contracts to sell foreign currencies with a notional value of $50,311,000 and $27,297,000 and a fair value of $51,647,000 and $27,403,000, respectively.

NOTE 14 - SEGMENT REPORTING

JRM operates in a single business segment and supplies worldwide services for the offshore oil, natural gas and hydrocarbon processing industries, and to other marine construction companies. Principal activities include the design, engineering, fabrication and installation of marine pipelines and offshore structures and subsea production systems for development drilling and production, transportation of oil and gas and onshore construction and maintenance services. JRM also provides vessel chartering operations, principally to its unconsolidated affiliates.

JRM does not believe it is dependent on any one customer. Sales to major customers that exceeded 10% of revenues were: 1995-- customer A $118,820,000 (11%); 1994--customer B $174,688,000 (15%), customer C $160,195,000 (13%).

At March 31, 1995 and 1994 receivables of $6,230,000 and $810,000, respectively, were due from minority shareholders participating in JRM's majority-owned joint ventures, primarily ETPM S.A. Sales to ETPM S.A. were $1,801,000, $3,133,000 and $31,234,000, respectively, for the fiscal years ended March 31, 1995, 1994 and 1993.  In fiscal years 1995, 1994 and 1993 equipment charters and overhead expenses of $4,938,000, $6,330,000 and $6,046,000, respectively, were charged by ETPM S.A. to the McDermott-ETPM joint venture.

Information about JRM's Operations in Different Geographic Areas.

                                                           1995          1994           1993
                                                           ----          ----            ----

                                                                    (In thousands)

Revenues(1)                   -   United States        $  349,186    $  351,296     $  334,854
                              -   Europe and
                                    West Africa           322,817       142,525        516,894
                              -   Middle East             129,010       154,791        238,221
                              -   Far East                326,307       545,269        511,076
                              -   Other Foreign            -             -                  15
- - ----------------------------------------------------------------------------------------------

                                  Total                $1,127,320    $1,193,881     $1,601,060
==============================================================================================

Operating
  Income (Loss) by
  Geographic Area(2)          -   United States        $  (7,049)    $   11,241     $    6,617
                              -   Europe and
                                    West Africa           26,568          8,359         19,582
                              -   Middle East             18,468         12,662         21,388
                              -   Far East                41,692         38,719         35,894
                              -   Other Foreign           (1,496)        (1,551)          (518)
- - ----------------------------------------------------------------------------------------------

                                  Total                $  78,183     $   69,430     $   82,963
==============================================================================================


Identifiable
  Assets                      -   United States        $  312,131    $  293,344     $  268,478
                              -   Europe and
                                    West Africa           609,618       411,271        326,977
                              -   Middle East             206,463       101,141        115,804
                              -   Far East                271,233       195,967        219,558
                              -   Other Foreign            -              5,886          1,711
                              -   Corporate                82,817         -               -
- - ----------------------------------------------------------------------------------------------

                              Total                    $1,482,262    $1,007,609     $  932,528
==============================================================================================

(1) Net of inter-geographic area revenues in fiscal years 1995 and 1994 as follows: United States - $4,820,000, $16,537,000; Europe and West Africa
      - $5,074,000, $15,543,000; Middle East - $36,802,000, $2,660,000;  Far
      East - $341,000, $475,000; and Other Foreign - $26,259,000, none.  United
      States in fiscal year 1993: $63,291,000.

(2) Reconciling items to Operating Income on the Consolidated Statement of Income are General and Allocated Corporate Expenses of $2,933,000 and $19,690,000, respectively, for fiscal year 1995, and allocated General Corporate Expenses of $21,240,000 and $22,354,000 for fiscal years 1994 and 1993, respectively, and Equity in Income of Investees.

NOTE 15 - QUARTERLY FINANCIAL DATA (UNAUDITED)

The following tables set forth selected unaudited quarterly financial information for the fiscal years ended March 31,1995 and 1994:

                                                                            1995
                                                                            ----

                                                                 Q U A R T E R   E N D E D
                                                ------------------------------------------------------------
                                                JUNE 30,         SEPT. 30,        DEC. 31,         MARCH 31,
                                                  1994             1994             1994              1995
                                                  ----             ----             ----              ----

                                                                        (In thousands)

Revenues                                        $ 279,046        $ 279,322        $ 247,190        $ 321,762
Operating income                                   16,799           32,481           31,071           (1,934)
Income (loss) before cumulative effect
  of accounting change                             14,024           29,649           18,017             (990)
Net income (loss)                                  12,698           29,649           18,017             (990)

Pre-tax results for the quarter ended September 30, 1994 include the settlement of claims for interest on certain foreign tax refunds of $2,233,000 and the acceleration of depreciation on certain marine construction equipment of $4,314,000. Results for the quarter ended December 31, 1994 include the settlement of claims for interest on certain foreign tax refunds of $2,163,000. Results for the quarter ended March 31, 1995 included a reduction in taxes due to settlement of outstanding tax issues of $5,200,000.



                                                                            1994
                                                                            ----
                                                                Q U A R T E R   E N D E D
                                                ------------------------------------------------------------
                                                JUNE 30,         SEPT. 30,        DEC. 31,         MARCH 31,
                                                  1993             1993             1993              1994
                                                  ----             ----             ----              ----

                                                                        (In thousands)

Revenues                                        $ 353,501        $ 304,247        $ 294,857        $ 241,276
Operating income                                   66,959           59,031           27,209            1,584
Net income                                         47,500           38,468           14,476           18,693

Net income for the quarter ended March 31, 1994 includes a reduction in the provision for taxes of $10,000,000 due to the settlement of outstanding tax issues.

Item 9.    DISAGREEMENTS WITH AUDITORS ON ACCOUNTING AND FINANCIAL DISCLOSURE




                                      None

                                P A R T   I I I


Item 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

There are no family relationships between any of the executive officers, directors or persons nominated to be such, and except as, described in JRM's Proxy Statement for the 1995 Annual Meeting of Stockholders, no executive officer was elected to his position pursuant to any arrangements or understanding between himself and any other person.

Information required by this item with respect to directors and executive officers is incorporated by reference to the material appearing under the heading "Election of Directors" in JRM's Proxy Statement for the 1995 Annual Meeting of Stockholders.


Item 11.     EXECUTIVE COMPENSATION

Information required by this item is incorporated by reference to the material appearing under the heading "Compensation of Executive Officers" and "Certain Relationships" in JRM's Proxy Statement for the 1995 Annual Meeting of Stockholders.


Item 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required by this item is incorporated by reference to the material appearing under the headings "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Directors and Executive Officers" in JRM's Proxy Statement for the 1995 Annual Meeting of Stockholders.


Item 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this item is incorporated by reference to the material appearing under the heading "Compensation of Executive Officers" and "Certain Relationships" in JRM's Proxy Statement for the 1995 Annual Meeting of Stockholders.

                                 P A R T   I V

Item 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORT ON FORM 8-K

     (a) The following documents are filed as part of this Annual Report or incorporated by reference:

            1. CONSOLIDATED FINANCIAL STATEMENTS

               Report of Independent Auditors

               Consolidated Balance Sheet
                  March 31, 1995 and 1994

               Consolidated Statement of Income for the
                  Three Fiscal Years ended March 31, 1995

               Consolidated Statement of  Equity for the
                  Three Fiscal Years ended March 31, 1995

               Consolidated Statement of Cash Flows
                  For the Three Fiscal Years Ended March 31, 1995

               Notes to Consolidated Financial Statements
                  For the Three Fiscal Years Ended March 31, 1995

            2. CONSOLIDATED FINANCIAL SCHEDULES

               All required schedules will be filed by amendment to this Form
               10-K on Form 10-K/A.


            3.    EXHIBITS


Exhibit No.                                           Description
- - -----------                                           -----------
       2.1  Agreement and Plan of Merger dated as of June 2, 1994 (as amended)
            by and among J. Ray McDermott, S.A., McDermott International, Inc.,
            MCB I, Inc. and Offshore Pipelines, Inc. (1)

       3.1  Certificate of Incorporation of J.Ray McDermott, S.A. including
            Resolutions of J. Ray McDermott, S.A. containing the Designation of
            Rights, Preferences and Privileges of Series A Preferred Stock and
            Series B Preferred Stock.(1)

       3.2  Bylaws of J. Ray McDermott, S.A. (1)

       4.1  Form of Common Stock Certificate. (1)

       4.2  Form of Series B Preferred Stock Certificate. (1)

       4.3  Form of 9% Senior Subordinated Note due 2001. (1)

      10.1  Contribution and Sale Agreement dated as of August 16, 1994, between J. Ray McDermott, S.A. and McDermott International, Inc.
            (1)

      10.2  Services Agreement dated as of August 16, 1994, between J. Ray
            McDermott, S.A. and McDermott International, Inc. (1)

      10.3  Transition Services Agreement dated as of August 16, 1994, between
            J. Ray McDermott, S.A. and McDermott International, Inc. (1)

      10.4  Letter Agreement between J. Ray McDermott, S.A. and McDermott
            International, Inc. (1)

      10.5  Form of Noncompetition Agreements between J. Ray McDermott, S.A.,
            J. Ray McDermott Holdings, Inc. (formerly MCB I, Inc.) and Frank C.
            Wade. (1)

      10.6 Form of Noncompetition Agreement between J. Ray McDermott, S.A., and Mike H. Lam. (1)

      10.7  Form of Employment and Noncompetition Agreement between J. Ray
            McDermott, S.A., and Richard R. Foreman. (1)

      10.8  Form of Employment and Noncompetition Agreement between J. Ray
            McDermott, S.A., and Don W Wilson. (1)

      10.9  Form of Deferred Compensation Agreement between Offshore Pipelines,
            Inc (as assumed by a subsidiary of J. Ray McDermott, S.A.) and Richard R. Foreman and Mike H. Lam. (2)


Exhibit No.                                           Description
- - -----------                                           -----------
     10.10  Form of Contingent Severance Agreements (as assumed by a subsidiary of J. Ray McDermott, S.A.) (3)

     10.11  Offshore Pipelines, Inc. Incentive Compensation Program. (3)

     10.12  J. Ray McDermott, S.A. Senior Management Stock Option Plan.

     10.13  J. Ray McDermott, S.A. Nonemployee Director Stock Plan. (1)

     10.14  J. Ray McDermott, S.A. Short-Term Incentive Compensation Plan (1)

     10.15  J. Ray McDermott, S.A. Executive Long-Term Incentive Compensation
            Plan (1)

     10.16  Indenture, dated as of July 2, 1992, among Offshore Pipelines, Inc.
            and affiliated entities and Nationsbank of Texas, N.A., pertaining to the 12 7/8 % Guaranteed Senior Notes due July 15, 2002. (1)

     10.17  Indenture between J. Ray McDermott, S.A. and Nationsbank of Texas,
            N.A. pertaining to the 9% Convertible Subordinated Debentures due
            July 15, 2007. (1)

     10.18  Registration Rights Agreement between J. Ray McDermott, S.A. and
            McDermott International, Inc. (1)

     22     Significant Subsidiaries of J. Ray McDermott, S.A.

     27     Financial Data Schedule.
- - ----------


(1) Incorporated by reference from the Registration Statement on Form S-4, as amended, of J. Ray McDermott, S.A. (Registration No. 33-87592).

(2) Incorporated by reference from the Annual Report on Form 10-K of Offshore Pipelines, Inc. filed with the Commission on October 29, 1992.

(3) Incorporated by reference from the Registration Statement on Form S-1, as amended, of Offshore Pipelines, Inc. (Registration No. 33-59958).

                                FORM 8-K REPORTS


(b)    A current report on Form 8-K, Item 2 was filed on February 14, 1995.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                       J. RAY McDERMOTT, S.A.



June 16, 1995                          By s/ Robert E. Howson
                                          --------------------------------
                                          Robert E. Howson
                                          Chairman of the Board and
                                          Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

         Signature
         ---------
                                                                                     Title
                                                                                     -----
s/ Robert E. Howson                                                     Chairman of the Board, Chief
- - ----------------------------------                                      Executive Officer and Director
Robert E. Howson                                                        (Principal Executive Officer)



s/ Richard R. Foreman                                                   Executive Vice President and
- - ----------------------------------                                      Chief Financial Officer (Principal
Richard R. Foreman                                                      Financial and Accounting Officer)


s/ John F. Bookout                                                      Director
- - ----------------------------------
John F. Bookout

s/ Brock A. Hattox                                                      Director
- - ----------------------------------
Brock A. Hattox

s/ Mike H. Lam                                                          Director
- - ----------------------------------
Mike H. Lam

s/ Howard Macdonald                                                     Director
- - ----------------------------------
Howard Macdonald


          Signature                                                          Title
          ---------                                                          -----
s/ Cedric E. Ritchie                                                    Director
- - ----------------------------------
Cedric E. Ritchie

s/ Thomas P. Tatham                                                     Director
- - ----------------------------------
Thomas P. Tatham

s/ Frank C. Wade                                                        Vice Chairman of the Board
- - ----------------------------------                                      and Director
Frank C. Wade

s/ James J. Wildasin                                                    President, Chief Operating
- - ----------------------------------                                      Officer and Director
James J. Wildasin


June 16, 1995

                                      INDEX TO EXHIBITS
                                                                                    Sequentially
                                                                                      Numbered
Exhibit No.                              Description                                   Pages
- - -----------                              -----------                                ------------
       2.1  Agreement and Plan of Merger dated as of June 2, 1994 (as amended)
            by and among J. Ray McDermott, S.A., McDermott International, Inc.,
            MCB I, Inc. and Offshore Pipelines, Inc. (1)

       3.1  Certificate of Incorporation of J.Ray McDermott, S.A. including
            Resolutions of J. Ray McDermott, S.A. containing the Designation of
            Rights, Preferences and Privileges of Series A Preferred Stock and
            Series B Preferred Stock.(1)

       3.2  Bylaws of J. Ray McDermott, S.A. (1)

       4.1  Form of Common Stock Certificate. (1)

       4.2  Form of Series B Preferred Stock Certificate. (1)

       4.3  Form of 9% Senior Subordinated Note due 2001. (1)

      10.1  Contribution and Sale Agreement dated as of August 16, 1994, between J. Ray McDermott, S.A. and McDermott International, Inc.
            (1)

      10.2  Services Agreement dated as of August 16, 1994, between J. Ray
            McDermott, S.A. and McDermott International, Inc. (1)

      10.3  Transition Services Agreement dated as of August 16, 1994, between
            J. Ray McDermott, S.A. and McDermott International, Inc. (1)

      10.4  Letter Agreement between J. Ray McDermott, S.A. and McDermott
            International, Inc. (1)

      10.5  Form of Noncompetition Agreements between J. Ray McDermott, S.A.,
            J. Ray McDermott Holdings, Inc. (formerly MCB I, Inc.) and Frank C.
            Wade. (1)

      10.6 Form of Noncompetition Agreement between J. Ray McDermott, S.A., and Mike H. Lam. (1)

      10.7  Form of Employment and Noncompetition Agreement between J. Ray
            McDermott, S.A., and Richard R. Foreman. (1)

      10.8  Form of Employment and Noncompetition Agreement between J. Ray
            McDermott, S.A., and Don W Wilson. (1)

      10.9  Form of Deferred Compensation Agreement between Offshore Pipelines,
            Inc (as assumed by a subsidiary of J. Ray McDermott, S.A.) and Richard R. Foreman and Mike H. Lam. (2)



                                     INDEX TO EXHIBITS
                                                                                   Sequentially
                                                                                     Numbered
Exhibit No.                             Description                                    Pages
- - -----------                             -----------                                ------------
     10.10  Form of Contingent Severance Agreements (as assumed by a subsidiary of J. Ray McDermott, S.A.) (3)

     10.11  Offshore Pipelines, Inc. Incentive Compensation Program. (3)

     10.12  J. Ray McDermott, S.A. Senior Management Stock Option Plan.

     10.13  J. Ray McDermott, S.A. Nonemployee Director Stock Plan. (1)

     10.14  J. Ray McDermott, S.A. Short-Term Incentive Compensation Plan (1)

     10.15  J. Ray McDermott, S.A. Executive Long-Term Incentive Compensation
            Plan (1)

     10.16  Indenture, dated as of July 2, 1992, among Offshore Pipelines, Inc.
            and affiliated entities and Nationsbank of Texas, N.A., pertaining to the 12 7/8 % Guaranteed Senior Notes due July 15, 2002. (1)

     10.17  Indenture between J. Ray McDermott, S.A. and Nationsbank of Texas,
            N.A. pertaining to the 9% Convertible Subordinated Debentures due
            July 15, 2007. (1)

     10.18  Registration Rights Agreement between J. Ray McDermott, S.A. and
            McDermott International, Inc. (1)

     22     Significant Subsidiaries of J. Ray McDermott, S.A.

     27     Financial Data Schedule.
- - ----------


(1) Incorporated by reference from the Registration Statement on Form S-4, as amended, of J. Ray McDermott, S.A. (Registration No. 33-87592).

(2) Incorporated by reference from the Annual Report on Form 10-K of Offshore Pipelines, Inc. filed with the Commission on October 29, 1992.

(3) Incorporated by reference from the Registration Statement on Form S-1, as amended, of Offshore Pipelines, Inc. (Registration No. 33-59958).