Form 10-K/A
period 1995-03-31
MCDERMOTT J RAY SA
filed 1995-06-28
CIK 934590

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              F O R M  1 0 - K/A-1

/X/    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
           ACT OF 1934 (FEE REQUIRED)
                   For the fiscal year ended March 31, 1995
                                      OR

/ /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the transition period from                       to
                               ---------------------    --------------------
Commission File Number 1-13570

                             J. RAY McDERMOTT, S.A.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        REPUBLIC OF PANAMA                                        72-1278896
- --------------------------------------------------------------------------------
  (State or other jurisdiction of                             (I.R.S. Employer
   incorporation or organization)                            Identification No.)

        1450 POYDRAS STREET
       NEW ORLEANS, LOUISIANA                                     70112-6050
- --------------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)

       Registrant's Telephone Number, including area code (504) 587-5300

          Securities Registered Pursuant to Section 12(b) of the Act:

                                                          Name of each Exchange
      Title of each class                                  on which registered
      -------------------                                  -------------------
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

                                                                         /X/

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

                             J. RAY McDERMOTT, S.A

                                     INDEX

                                                                                                           Page
                                                                                                           ----
Signature                                                                                                  3

Item 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
              FORM 8-K                                                                                     4

              3.  EXHIBIT INDEX


                  Exhibit
                  Number                Description
                  ------                -----------
                    23         Consent of Independent Auditors

                               (1) KPMG Accountants N.V.

                               (2) Ernst & Young LLP

                    99         McDermott-ETPM West, Inc. and Heerema Offshore Construction Group Inc. - McDermott
                               International Inc. Joint Venture Combined Financial Statements for the Years Ended March
                               31, 1995, 1994 and 1993


                          SIGNATURE OF THE REGISTRANT



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.




                                              J. RAY McDERMOTT, S.A.


                                              s/ Richard R. Foreman
                                              Richard R. Foreman
                                              Executive Vice President and
                                              Chief Financial Officer (Principal
                                              Financial and Accounting Officer)





June 28, 1995

                               INDEX TO EXHIBITS



     Exhibit
     Number                   Description
     -------                  -----------
        23           Consent of Independent Auditors

                     (1) KPMG Accountants N.V.

                     (2) Ernst & Young LLP

        99           McDermott-ETPM West, Inc. and Heerema Offshore Construction Group Inc. - McDermott International
                     Inc. Joint Venture Combined Financial Statements for the Years Ended March 31, 1995, 1994 and 1993





All schedules other than the above have been omitted because they are not required or the information is included in the Consolidated Financial Statements or Notes thereto.