Form 10-Q
period 1995-06-30
MCDERMOTT J RAY SA
filed 1995-08-14
CIK 934590

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                           Washington, D. C.  20549

                                 FORM 10 - Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the period ended June 30, 1995

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from ______________ to ______________

Commission File No. 1-13570

                             J. RAY McDERMOTT, S.A.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



   REPUBLIC OF PANAMA                                    72-1278896
--------------------------------------------------------------------------------
(State of Incorporation)                    (I.R.S. Employer Identification No.)



1450 Poydras Street, New Orleans, Louisiana               70112-6050
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                  (Zip Code)


Registrant's Telephone Number, Including Area Code (504) 587-5300
                                                   --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.



                              Yes  [X]    No [ ]

The number of shares of Common Stock, par value $.01 per share, outstanding as of July 30, 1995 was 38,967,644.

                         J. RAY M c D E R M O T T, S.A.

                           I N D E X - F O R M 10 - Q



                                                                       PAGE
                                                                       ----

PART I - FINANCIAL INFORMATION
------------------------------

     Item 1 -  Condensed Consolidated Financial Statements

          Condensed Consolidated Balance Sheet
              June 30, 1995 and March 31, 1995                            4

          Condensed Consolidated Statement of Income
             Three Months Ended June 30, 1995 and 1994                    6

          Condensed Consolidated Statement of Cash Flows
             Three Months Ended June 30, 1995 and 1994                    8

          Notes to Condensed Consolidated Financial Statements           10

     Item 2 - Management's Discussion and Analysis of
                 Financial Condition and Results of Operations           12

PART II - OTHER INFORMATION
---------------------------

     Item 6 - Exhibits and Reports on Form 8-K                           17

SIGNATURES                                                               18

     Exhibit 11 - Calculation of Earnings Per Common
                       and Common Equivalent Share                       19

                                     PART I

                             J. RAY McDERMOTT, S.A.



                             FINANCIAL INFORMATION




Item 1.   Condensed Consolidated Financial Statements

                             J. RAY McDERMOTT, S.A.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 JUNE 30, 1995


                                     ASSETS


                                                                              6/30/95              3/31/95
                                                                              -------             --------
                                                                            (Unaudited)
                                                                                      (In thousands)
Current Assets:
  Cash and cash equivalents                                                $      60,485         $       52,224
  Accounts receivable-trade                                                      258,103                244,212
  Accounts receivable-unconsolidated
      affiliates                                                                  73,576                 56,104
  Accounts receivable-other                                                       26,411                 33,830
  Contracts in progress                                                           96,668                 54,947
  Other current assets                                                            30,893                 28,819
-----------------------------------------------------------------------------------------------------------------
    Total Current Assets                                                         546,136                470,136
-----------------------------------------------------------------------------------------------------------------
Property, Plant and Equipment, at Cost:                                        1,518,572              1,504,717
  Less accumulated depreciation                                                  920,801                910,555
-----------------------------------------------------------------------------------------------------------------
     Net Property, Plant and Equipment                                           597,771                594,162
-----------------------------------------------------------------------------------------------------------------
Excess of Cost Over Fair Value of Net Assets
  of Purchased Businesses Less Accumulated
  Amortization of $11,750,000 at June 30, 1995
  and $5,483,000 at March 31, 1995                                               238,912                245,179
-----------------------------------------------------------------------------------------------------------------
Investment in Unconsolidated Affiliates                                          116,009                105,283
-----------------------------------------------------------------------------------------------------------------
Other Assets                                                                      64,821                 67,502
-----------------------------------------------------------------------------------------------------------------
      TOTAL                                                                $   1,563,649         $    1,482,262
=================================================================================================================

See accompanying notes to condensed consolidated financial statements.

                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                               6/30/95              3/31/95
                                                                               -------              -------
                                                                             (Unaudited)
                                                                                      (In thousands)
Current Liabilities:
  Notes payable and current
        maturities of long-term debt                                       $     145,550          $    55,894
  Note payable to McDermott International                                         39,750               39,750
  Accounts payable                                                               155,062              141,376
  Accrued contract costs                                                          42,294               53,610
  Accrued liabilities - other                                                     96,594              105,242
  Advanced billings on contracts                                                  42,631               62,495
  U.S. and foreign income taxes                                                   34,953               38,357
---------------------------------------------------------------------------------------------------------------
    Total Current Liabilities                                                    556,834              496,724
---------------------------------------------------------------------------------------------------------------
Long-Term Debt                                                                    92,963               93,872
---------------------------------------------------------------------------------------------------------------
Note Payable to McDermott International                                          231,000              231,000
---------------------------------------------------------------------------------------------------------------
Deferred and Non-Current Income Taxes                                             48,029               44,697
---------------------------------------------------------------------------------------------------------------
Other Liabilities                                                                 69,469               56,498
---------------------------------------------------------------------------------------------------------------
Contingencies
---------------------------------------------------------------------------------------------------------------
Stockholders' Equity:
  Preferred Stock, par value $0.01 per share,
    authorized 10,000,000 shares:
      Series A $2.25 cumulative convertible,
        outstanding 3,200,000 shares
        (liquidation preference $160,000,000)                                         32                   32
      Series B $2.25 cumulative convertible
        exchangeable, outstanding 455,532 at
        June 30, 1995 and 458,632 at March 31, 1995
        (liquidation preference $11,388,300 at
        June 30, 1995)                                                                 5                    5
  Common stock, par value $0.01 per share,
   authorized 60,000,000 shares; outstanding
   38,962,546 at June 30, 1995 and
   38,649,349 at March 31, 1995                                                      390                  386
  Capital in excess of par value                                                 582,608              580,279
  Deficit                                                                         (5,691)              (6,598)
  Currency  translation adjustments                                              (11,990)             (14,633)
---------------------------------------------------------------------------------------------------------------
    Total Stockholders' Equity                                                   565,354              559,471
---------------------------------------------------------------------------------------------------------------
        TOTAL                                                              $   1,563,649          $ 1,482,262
===============================================================================================================

                             J. RAY McDERMOTT, S.A.
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                 JUNE 30, 1995

                                                                                    THREE MONTHS ENDED
                                                                               6/30/95               6/30/94
                                                                               -------               -------
                                                                                       (Unaudited)
                                                                                      (In thousands)
Revenues                                                                   $     311,803          $   279,046
----------------------------------------------------------------------------------------------------------------
Costs and Expenses:
  Cost of operations (excluding
    depreciation and amortization)                                               246,702              209,577
  Depreciation and amortization                                                   22,132               25,187
  Selling, general and
    administrative expenses                                                       30,555               30,450
----------------------------------------------------------------------------------------------------------------
                                                                                 299,389              265,214
----------------------------------------------------------------------------------------------------------------
Operating Income before Equity in
  Income (Loss) of Investees                                                      12,414               13,832

Equity in Income (Loss) of Investees                                                (898)               2,967
----------------------------------------------------------------------------------------------------------------
    Operating Income                                                              11,516               16,799
----------------------------------------------------------------------------------------------------------------
Other Income (Expense):
  Interest income                                                                    593                  911
  Interest expense                                                                (9,348)              (5,131)
  Other-net                                                                        3,752                3,330
----------------------------------------------------------------------------------------------------------------
                                                                                  (5,003)                (890)
----------------------------------------------------------------------------------------------------------------
Income before Provision for Income Taxes and
  Cumulative Effect of Accounting Change                                           6,513               15,909

Provision for Income Taxes                                                         3,246                1,885
----------------------------------------------------------------------------------------------------------------
Income before Cumulative Effect of
  Accounting Change                                                                3,267               14,024

Cumulative Effect of Accounting Change                                             -                   (1,326)
----------------------------------------------------------------------------------------------------------------

Net Income                                                                 $       3,267         $     12,698
================================================================================================================

                                                                       CONTINUED

                                                                                   THREE MONTHS ENDED
                                                                                        6/30/95
                                                                                        -------
                                                                                      (Unaudited)
                                                                               (In thousands,except shares
                                                                                  and per share amounts)
NET INCOME APPLICABLE TO
COMMON STOCK (AFTER PREFERRED
STOCK DIVIDENDS)                                                                       $     1,211
========================================================================================================
EARNINGS PER COMMON AND COMMON
    EQUIVALENT SHARE (PRIMARY AND FULLY DILUTED)                                       $      0.03
========================================================================================================

    Weighted average number of common and
       common equivalent shares                                                         39,348,393

CASH DIVIDENDS:

       Per preferred share                                                             $    0.5625
========================================================================================================

Earnings per share are not presented for the three months ended June 30, 1994 because JRM was not a separate entity with its own capital structure for that period.

See accompanying notes to condensed consolidated financial statements.

                             J. RAY McDERMOTT, S.A.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 JUNE 30, 1995



                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                                    THREE MONTHS ENDED
                                                                              6/30/95                6/30/94
                                                                              -------                -------
                                                                                        (Unaudited)
                                                                                       (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income                                                                 $       3,267         $     12,698
----------------------------------------------------------------------------------------------------------------
Adjustments to reconcile net income to net
 cash used in operating activities:
   Depreciation and amortization                                                  22,132               25,187
   Equity in income (loss) of investees
       less dividends                                                                950               17,030
   Gain on sale and disposal of assets                                              (356)                (537)
   Benefit from deferred taxes                                                       (46)              (1,875)
   Other                                                                             599                  595
   Changes in assets and liabilities:
        Accounts receivable                                                      (12,616)              (9,935)
        Net contracts in progress and advance billings                           (61,696)              (7,586)
        Accounts payable                                                          14,360              (19,785)
        Accrued contract costs                                                   (11,316)             (18,618)
        Accrued liabilities                                                       (8,660)             (15,635)
        Income taxes                                                              (3,027)              (2,380)
        Other, net                                                                (2,141)              (5,582)
----------------------------------------------------------------------------------------------------------------
NET CASH USED IN OPERATING ACTIVITIES                                            (58,550)             (26,423)
----------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of property, plant and equipment                                       (17,080)              (4,431)
Decrease in notes receivable from
    McDermott International                                                        -                    7,437
Investments in equity investees                                                   (3,414)                -
Other                                                                                264                  128
----------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                              (20,230)               3,134
----------------------------------------------------------------------------------------------------------------

                                                                       CONTINUED

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                                    THREE MONTHS ENDED
                                                                              6/30/95               6/30/94
                                                                              -------               -------
                                                                                      (Unaudited)
                                                                                     (In thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:

Increase in short-term borrowing                                           $      89,690         $      8,138
Increase in notes payable
   to McDermott International                                                       -                  11,551
Distributions to McDermott International                                            -                 (23,301)
Preferred dividends paid                                                          (2,017)               -
Other                                                                               (557)                (244)
----------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                               87,116               (3,856)
----------------------------------------------------------------------------------------------------------------
EFFECTS OF EXCHANGE RATE CHANGES ON CASH                                             (75)                 242
----------------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                               8,261              (26,903)
----------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                  52,224               53,343
----------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                 $      60,485         $     26,440
================================================================================================================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

 Cash paid during the period for:
  Interest (net of amount capitalized)                                     $       6,924         $      4,983
  Income taxes (net of refunds)                                            $       3,162         $      2,874
================================================================================================================

See accompanying notes to condensed consolidated financial statements.

                            J. RAY McDERMOTT, S.A.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1995


NOTE 1 - BASIS OF PRESENTATION

J. Ray McDermott, S.A. ("JRM") was incorporated on March 22, 1994 in the Republic of Panama and had no significant operations prior to January 31, 1995 when McDermott International, Inc. ("International") contributed substantially all of its marine construction services business to JRM and JRM acquired Offshore Pipelines, Inc. ("OPI") (the "Merger") pursuant to an Agreement and Plan of Merger. The contribution of International's marine construction services business to JRM was accounted for in a manner similar to a pooling of interests and the financial statements reflect International's historical cost of the assets and liabilities contributed.

The accompanying unaudited condensed consolidated financial statements are presented in U.S. Dollars and have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Such adjustments are of a normal, recurring nature except for accelerated depreciation on certain marine equipment of $4,314,000 and the cumulative effect of the accounting change for the adoption of Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits", during the three months ended June 30, 1994. Operating results for the three months ended June
30, 1995 are not necessarily indicative of the results that may be expected for the year ended March 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in JRM's annual report on Form 10-K for the year ended March 31, 1995.

NOTE 2 - SUMMARIZED INCOME STATEMENT INFORMATION OF UNCONSOLIDATED AFFILIATES

The combined financial results of JRM's equity investments in HeereMac and McDermott-ETPM West, Inc. are summarized below. These ventures were significant as defined by applicable SEC regulations in fiscal year 1995. The following summarizes their combined income statements:

                                                          THREE                              THREE
                                                       MONTHS ENDED                       MONTHS ENDED
                                                         6/30/95                            6/30/94
                                                         -------                            -------
                                                                        (In thousands)
Revenues                                               $     191,919                       $    237,285
----------------------------------------------------------------------------------------------------------
Operating Income                                       $       5,612                       $        856
----------------------------------------------------------------------------------------------------------
Income before Income Taxes                             $      10,211                       $      5,588
Provision for (Benefit from) Income Taxes                      1,673                               (550)
----------------------------------------------------------------------------------------------------------
Net Income                                             $       8,538                       $      6,138
==========================================================================================================
Equity in Net Income                                   $       3,982                       $      3,051
==========================================================================================================


NOTE 3 - ACQUISITION OF OFFSHORE PIPELINES, INC.

The acquisition of OPI was accounted for by the purchase method and, accordingly, the purchase price was allocated to the underlying assets and liabilities based upon the preliminary fair values at the date of acquisition. The preliminary purchase price allocation is subject to change when additional information concerning asset and liability valuations is obtained.

NOTE 4 - OTHER AGREEMENTS

During the June 1995 quarter, substantially all of the agreements required to restructure the JRM and ETPM joint venture were executed, but are still subject to any necessary government approvals or authorizations. The agreements call for the expansion of the joint venture into the Far East, the Mediterranean Sea, and all of Africa and for ETPM S.A. to take a minority interest in a new JRM subsea company. This transaction is not significant as defined by applicable SEC regulations.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following discussion presents the results of operations of J. Ray McDermott, S.A. ("JRM") for the periods indicated and includes the accounts of the subsidiaries, divisions and controlled joint ventures that McDermott International contributed to JRM prior to the Merger with OPI which occurred on January 31, 1995. For the three months ended June 30, 1995, the discussion includes the accounts and operations of JRM on a stand alone basis. For the three months ended June 30, 1994, certain expenses included in the consolidated financial statements include charges from McDermott International for direct costs, allocation of corporate overhead and interest on intercompany debt. Management believes that the allocation methods were reasonable, and that the allocations were representative of what costs would have been on a stand alone basis.

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 1995 VS. THREE MONTHS ENDED JUNE 30, 1994

Beginning with the June 1995 quarter, management's discussion of revenues and operating income is discussed by the geographic areas presented in the tables below. Other geographic area revenues includes eliminations between geographic areas; and Other geographic area operating loss includes certain expenses including the costs of certain employee benefit programs, and the three months ended June 30,1995 includes the amortization of goodwill and covenants-not-to-compete relating to the acquisition of Offshore Pipelines, Inc. Prior year information has been reclassified to conform with the June 1995 quarter presentation.

                                                                               THREE MONTHS ENDED
                                                                       6/30/95                    6/30/94
                                                                       -------                    -------
                                                                                 (In thousands)
REVENUES
                   North and South America                           $    82,037                 $    68,088
                   North Sea and West Africa                             114,492                      73,486
                   Middle East                                            43,262                      29,074
                   Far East                                               85,071                      99,832
                   Other (including Transfer Eliminations)               (13,059)                      8,566
----------------------------------------------------------------------------------------------------------------
TOTAL REVENUES                                                       $   311,803                 $   279,046
================================================================================================================

                                                                       CONTINUED

                                                                               THREE MONTHS ENDED
                                                                      6/30/95                      6/30/94
                                                                      -------                      -------
                                                                                 (In thousands)
OPERATING INCOME

  Operating Income (Loss) by Geographic Area:

                   North and South America                           $      4,839                 $    5,199
                   North Sea and West Africa                                7,466                      7,837
                   Middle East                                                195                       (636)
                   Far East                                                 9,385                     12,464
                   Other                                                   (7,243)                    (8,037)
----------------------------------------------------------------------------------------------------------------
  TOTAL OPERATING INCOME BY
     GEOGRAPHIC AREA                                                       14,642                     16,827
----------------------------------------------------------------------------------------------------------------
  Equity in Income (Loss) of Investees:

                     North and South America                               (3,050)                      -
                     North Sea and West Africa                              3,286                      2,967
                     Middle East                                              281                       -
                     Far East                                              (1,415)                      -
----------------------------------------------------------------------------------------------------------------
  TOTAL EQUITY IN INCOME (LOSS) IN INVESTEES                                 (898)                     2,967
----------------------------------------------------------------------------------------------------------------
Corporate G&A Expense                                                    (2,228)                    (2,995)
----------------------------------------------------------------------------------------------------------------
      TOTAL OPERATING INCOME                                         $     11,516                $    16,799
================================================================================================================



Revenues increased $32,757,000 to $311,803,000, primarily due to higher volume on procured materials in the North Sea related to the B.P. Exploration Foinaven Development program west of the Shetlands in the North Atlantic, and higher revenues in fabrication operations in North America. These increases were partially offset by lower volume in the Far East.

Operating income by geographic area decreased $2,185,000 to $14,642,000 primarily due to lower volume in the Far East, lower margins in the Middle East and higher operating expenses in North America. These decreases were partially offset by higher volume and margins on North American fabrication activities and the accelerated depreciation of $4,314,000 on certain marine equipment in the Far East in the prior period.

Equity in income (loss) of investees decreased $3,865,000 to a loss of $898,000 from income of $2,967,000. This decrease was primarily due to foreign currency transaction losses of the CMM Mexican joint venture and operating expenses in the OHI joint venture in the Far East. In the North Sea and West Africa, lower operating volume and margins of the McDermott-ETPM West joint venture were offset by improved operating results in the HeereMac joint venture.

Interest expense increased $4,217,000 to $9,348,000, primarily due to interest on the notes which were issued to International in connection with its contribution to JRM, and changes in other debt obligations and interest rates prevailing thereon.

The provision for income taxes increased $1,361,000 to $3,246,000 while income before the provision for income taxes and cumulative effect of accounting change decreased $9,396,000 to $6,513,000. The increase in the provision for income taxes is primarily due to earnings in jurisdictions where taxes are computed on a deemed profit basis. In addition, JRM operates in many different tax jurisdictions. Within these jurisdictions, tax provisions vary because of nominal rates, allowability of deductions, credits and other benefits, and tax basis (for example, revenue versus income). These variances, along with variances in the mix of income within jurisdictions, are often responsible for shifts in the effective tax rate. During the period, these factors increased the effective tax rate to 50% from 12%.

Net income decreased $9,431,000 to $3,267,000 reflecting the cumulative effect of the adoption of Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits," of $1,326,000 in the prior year, in addition to the other items mentioned above.

Backlog

                                                                       6/30/95                    3/31/95
                                                                       -------                    -------
                                                                                  (In thousands)
                   North and South America                           $    296,698                $   218,661
                   North Sea and West Africa                              307,444                    420,810
                   Middle East                                             82,348                     99,698
                   Far East                                               166,281                    225,031
                   Other                                                   10,240                     38,768
----------------------------------------------------------------------------------------------------------------
TOTAL BACKLOG                                                        $    863,011                $ 1,002,968
================================================================================================================


Backlog at June 30, 1995 and March 31, 1995 was $863,011,000 and $1,002,968,000, respectively. Not included in JRM's backlog at June 30, 1995 and March 31, 1995 was backlog relating to contracts to be performed by unconsolidated joint ventures of approximately $1,060,000,000 and $922,000,000, respectively. JRM's markets are expected to be at a low level during fiscal 1996. The overcapacity of marine equipment worldwide will continue to result in a competitive environment and put pressure on profit margins.

Liquidity and Capital Resources

During the three months ended June 30, 1995, JRM's cash and cash equivalents increased $8,261,000 to $60,485,000 and total debt increased $88,747,000 to $509,263,000, primarily due to short-term borrowings of $89,690,000. During this period, JRM used cash of $58,550,000 in operating activities, and $2,017,000 for cash dividends on preferred stocks. JRM has annual preferred stock dividend requirements of $7,200,000 on its Series A Preferred Stock and $1,025,000 on its Series B Preferred Stock.

Increases in net contracts in progress and advance billings were primarily due to the timing of billings on contracts performed in the Far East and on the Foinaven Development program.

Expenditures for property, plant and equipment increased $12,649,000 to $17,080,000 for the three months ended June 30, 1995 as compared with the same period last year. These expenditures included $9,428,000 for installation of a new pipe reel system on a marine barge.

At June 30, 1995 and March 31, 1995, JRM had available to it various uncommitted short-term lines of credit from banks totaling $119,602,000 and $119,581,000, respectively. Borrowings by JRM against these lines of credit at June 30, 1995 and March 31, 1995 were $58,985,000 and $24,750,000, respectively. JRM also had available an $150,000,000 unsecured and committed revolving credit facility of which $80,000,000 was outstanding at June 30, 1995. JRM is restricted, as a result of the consolidated tangible net worth covenant in this agreement, in its ability to transfer funds to International and its subsidiaries through cash dividends or through unsecured loans or investments. As approximately $50,000,000 of its net assets are not subject to this restriction, it is not expected to impact JRM's ability to make preferred dividend payments.

Working capital deficit decreased to $10,698,000 at June 30, 1995 from $26,588,000 at March 31, 1995. During the remainder of fiscal year 1996, JRM expects to obtain funds to meet working capital, capital expenditures and debt maturity requirements from operating activities and additional borrowings from existing lines of credit. Leasing agreements for equipment, which are short-term in nature, are not expected to impact JRM's liquidity or capital resources.

                                    PART II

                             J. RAY McDERMOTT, S.A.

                               OTHER INFORMATION



No information is applicable to Part II for the current quarter, except as noted below:


Item 6.                       EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibit 11 - Calculation of Earnings Per Common and Common Equivalent Share - Page 19

      (b)   Reports on Form 8-K

            There were no current reports on Form 8-K filed during the three months ended June 30, 1995.



Signatures

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


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





August 11, 1995

                              INDEX TO EXHIBITS



EXHIBIT
NUMBER              DESCRIPTION
-------             -----------
  11         Computation of Income per Share

  27         Financial Data Schedule
