Form 10-Q
period 1995-09-30
MCDERMOTT J RAY SA
filed 1995-11-14
CIK 934590

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C.  20549

                                  FORM 10 - Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the period ended September 30, 1995

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from                to
                               --------------    --------------
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



                Yes  [X]                   No [ ]

The number of shares of Common Stock, par value $.01 per share, outstanding as of October 30, 1995 was 40,154,212.

                         J. RAY M c D E R M O T T, S.A.

                           I N D E X - F O R M 10 - Q


                                                                                                    PAGE
                                                                                                    ----

PART I - FINANCIAL INFORMATION
------------------------------

     Item 1 -  Condensed Consolidated Financial Statements

          Condensed Consolidated Balance Sheet
           September 30, 1995 and March 31, 1995                                                       4

          Condensed Consolidated Statement of Income
             Three Months Ended and Six Months
             Ended September 30, 1995 and 1994                                                         6

          Condensed Consolidated Statement of Cash Flows
             Six Months Ended September 30, 1995 and 1994                                              8

          Notes to Condensed Consolidated Financial Statements                                        10

     Item 2 - Management's Discussion and Analysis of
                 Financial Condition and Results of Operations                                        12

PART II - OTHER INFORMATION
---------------------------

     Item 6 - Exhibits and Reports on Form 8-K                                                        20

SIGNATURES                                                                                            21

     Exhibit 11 - Calculation of Earnings Per Common
                  and Common Equivalent Share                                                         23


                                     PART I

                             J. RAY McDERMOTT, S.A.



                             FINANCIAL INFORMATION




Item 1.   Condensed Consolidated Financial Statements

                             J. RAY McDERMOTT, S.A.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 1995


                                     ASSETS


                                                                                  9/30/95              3/31/95
                                                                                  -------             --------
                                                                               (Unaudited)
                                                                                       (In thousands)
Current Assets:
  Cash and cash equivalents                                             $         68,034      $         52,224
  Accounts receivable-trade                                                      291,080               244,212
  Accounts receivable-unconsolidated
      affiliates                                                                  65,346                56,104
  Accounts receivable-other                                                       22,921                33,830
  Contracts in progress                                                          120,980                54,947
  Other current assets                                                            33,613                28,819
 -------------------------------------------------------------------------------------------------------------
    Total Current Assets                                                         601,974               470,136
 -------------------------------------------------------------------------------------------------------------
Property, Plant and Equipment, at Cost:                                        1,523,926             1,504,717
  Less accumulated depreciation                                                  934,267               910,555
 -------------------------------------------------------------------------------------------------------------

     Net Property, Plant and Equipment                                           589,659               594,162
--------------------------------------------------------------------------------------------------------------

Excess of Cost Over Fair Value of Net Assets
  of Purchased Businesses Less Accumulated
  Amortization of $18,016,000 at September 30, 1995
  and $5,483,000 at March 31, 1995                                               232,646               245,179
--------------------------------------------------------------------------------------------------------------

Investment in Unconsolidated Affiliates                                          107,090               105,283
--------------------------------------------------------------------------------------------------------------

Other Assets                                                                      66,491                67,502
--------------------------------------------------------------------------------------------------------------

      TOTAL                                                             $      1,597,860      $       1,482,262
===============================================================================================================

See accompanying notes to condensed consolidated financial statements.

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                               9/30/95               3/31/95
                                                                             ----------            ----------
                                                                             (Unaudited)
                                                                                     (In thousands)

Current Liabilities:
  Notes payable and current
        maturities of long-term debt                                    $        155,635       $       55,894
  Note payable to McDermott International                                         39,750               39,750
  Accounts payable                                                               171,415              141,376
  Accrued contract costs                                                          47,322               53,610
  Accrued liabilities - other                                                     92,466              105,242
  Advanced billings on contracts                                                  29,083               62,495
  U.S. and foreign income taxes                                                   35,566               38,357
-------------------------------------------------------------------------------------------------------------

    Total Current Liabilities                                                    571,237              496,724
-------------------------------------------------------------------------------------------------------------

Long-Term Debt                                                                   105,267               93,872
-------------------------------------------------------------------------------------------------------------

Note Payable to McDermott International                                          231,000              231,000
-------------------------------------------------------------------------------------------------------------

Deferred and Non-Current Income Taxes                                             47,925               44,697
-------------------------------------------------------------------------------------------------------------

Other Liabilities                                                                 69,339               56,498
-------------------------------------------------------------------------------------------------------------

Contingencies
-------------------------------------------------------------------------------------------------------------

Stockholders' Equity:
  Preferred Stock, par value $0.01 per share,
    authorized 10,000,000 shares:
      Series A $2.25 cumulative convertible,
        outstanding 3,200,000 shares
        (liquidation preference $160,000,000)                                         32                   32
      Series B $2.25 cumulative convertible
        exchangeable, outstanding 453,207 at
        September 30, 1995 and 458,632 at March 31, 1995
        (liquidation preference $11,330,175 at
        September 30, 1995)                                                            5                    5
  Common stock, par value $0.01 per share,
   authorized 60,000,000 shares; outstanding
   39,100,215 at September 30, 1995 and
   38,649,349 at March 31, 1995                                                      391                  386
  Capital in excess of par value                                                 583,979              580,279
  Retained Earnings (Deficit)                                                      1,429               (6,598)
  Currency  translation adjustments                                              (12,744)             (14,633)
-------------------------------------------------------------------------------------------------------------
    Total Stockholders' Equity                                                   573,092              559,471
-------------------------------------------------------------------------------------------------------------
      TOTAL                                                             $      1,597,860       $    1,482,262
=============================================================================================================

                             J. RAY McDERMOTT, S.A.
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                               SEPTEMBER 30, 1995

                                                          THREE                               SIX
                                                       MONTHS ENDED                       MONTHS ENDED
                                                9/30/95          9/30/94           9/30/95           9/30/94
                                                -------          -------           -------           -------
                                                                          (Unaudited)
                                                                         (In thousands)
Revenues                                   $     355,957    $     279,322    $      667,760     $     558,368
-------------------------------------------------------------------------------------------------------------
Costs and Expenses:
  Cost of operations (excluding
    depreciation and amortization)               286,650          214,081           533,352           423,658
  Depreciation and amortization                   23,624           14,150            45,756            39,337
  Selling, general and
    administrative expenses                       27,766           30,073            58,321            60,523
-------------------------------------------------------------------------------------------------------------

                                                 338,040          258,304           637,429           523,518
-------------------------------------------------------------------------------------------------------------
Operating Income before Equity in
  Income (Loss) of Investees                      17,917           21,018            30,331            34,850

Equity in Income (Loss) of Investees              (1,903)          11,463            (2,801)           14,430
-------------------------------------------------------------------------------------------------------------
  Operating Income                                16,014           32,481            27,530            49,280
-------------------------------------------------------------------------------------------------------------

Other Income (Expense):
  Interest income                                  1,154            3,330             1,747             4,241
  Interest expense                               (12,334)          (5,632)          (21,682)          (10,763)
  Other-net                                        5,404            3,479             9,156             6,809
-------------------------------------------------------------------------------------------------------------
                                                  (5,776)           1,177           (10,779)              287
-------------------------------------------------------------------------------------------------------------
Income before Provision for Income
  Taxes and Cumulative Effect of
  Accounting Change                               10,238           33,658            16,751            49,567
Provision for Income Taxes                         1,139            4,009             4,385             5,894
-------------------------------------------------------------------------------------------------------------
Income before Cumulative Effect
  of Accounting Change                             9,099           29,649            12,366            43,673
Cumulative Effect of Accounting
  Change                                            -                -                 -               (1,326)
-------------------------------------------------------------------------------------------------------------
Net Income                                 $       9,099    $      29,649    $       12,366     $      42,347
=============================================================================================================

                                                                       CONTINUED

                                                                          THREE                   SIX
                                                                       MONTHS ENDED           MONTHS ENDED
                                                                         9/30/95                9/30/95
                                                                         -------                -------
                                                                                  (Unaudited)
                                                                          (In thousands,except shares
                                                                             and per share amounts)

NET INCOME APPLICABLE TO
COMMON STOCK (AFTER PREFERRED
STOCK DIVIDENDS)                                                     $      7,041             $      8,252
==========================================================================================================

EARNINGS PER COMMON AND COMMON
    EQUIVALENT SHARE (PRIMARY
    AND FULLY DILUTED)                                                $      0.18             $       0.21
==========================================================================================================


    Weighted average number of common and
       common equivalent shares                                        39,569,889               39,459,142


CASH DIVIDENDS:

       Per preferred share                                            $    0.5625             $      1.125
==========================================================================================================


Earnings per share are not presented for the three and six months ended September 30, 1994 because JRM was not a separate entity with its own capital structure for those periods.

See accompanying notes to condensed consolidated financial statements.

                             J. RAY McDERMOTT, S.A.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                               SEPTEMBER 30, 1995



                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                                       SIX MONTHS ENDED
                                                                                   9/30/95            9/30/94
                                                                                   -------            -------
                                                                                          (Unaudited)
                                                                                         (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income                                                                   $      12,366        $    42,347
-------------------------------------------------------------------------------------------------------------

Adjustments to reconcile net income to net
 cash provided by (used in) operating activities:
   Depreciation and amortization                                                    45,756             39,337
   Equity in income or loss of investees,
       less dividends                                                               11,083             20,567
   Gain on sale and disposal of assets                                              (3,901)            (1,076)
   Provision for (benefit from) deferred taxes                                       3,073             (3,935)
   Other                                                                             1,246              1,264
   Changes in assets and liabilities:
        Accounts receivable                                                        (34,738)           (19,415)
        Net contracts in progress and advance billings                             (99,964)            (8,193)
        Accounts payable                                                            30,794            (28,136)
        Accrued contract costs                                                      (6,288)            (6,968)
        Accrued liabilities                                                        (12,629)           (10,742)
        Income taxes                                                                (1,243)            (3,292)
        Other, net                                                                  (9,203)            (6,653)
-------------------------------------------------------------------------------------------------------------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                (63,648)            15,105
-------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of property, plant and equipment                                         (21,205)           (23,222)
Proceeds from sale of property, plant and equipment                                  8,810              1,688
Investment in asset held for lease                                                  (9,802)             -
Increase in notes receivable from
    McDermott International                                                          -                (15,270)
Investments in equity investees                                                     (6,824)              -
Other                                                                                 (224)            (1,473)
-------------------------------------------------------------------------------------------------------------

NET CASH USED IN INVESTING ACTIVITIES                                              (29,245)           (38,277)
-------------------------------------------------------------------------------------------------------------

                                                                       CONTINUED

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                                        SIX MONTHS ENDED

                                                                                   9/30/95              9/30/94
                                                                                   -------              -------
                                                                                          (Unaudited)
                                                                                         (In thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:

Payment of long-term debt                                                    $      (5,330)       $      (475)
Issuance of long-term debt                                                          13,240               -
Increase (decrease) in short-term borrowing                                        102,775             (1,096)
Contributions from McDermott International                                            -                 2,235
Issuance of common stock                                                             1,572               -
Preferred dividends paid                                                            (4,073)              -
Other                                                                                  276               (434)
-------------------------------------------------------------------------------------------------------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                          108,460                230
-------------------------------------------------------------------------------------------------------------

EFFECTS OF EXCHANGE RATE CHANGES ON CASH                                               243                464
-------------------------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                15,810            (22,478)
-------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                    52,224             53,343
-------------------------------------------------------------------------------------------------------------


CASH AND CASH EQUIVALENTS AT END OF PERIOD                                   $      68,034        $    30,865
=============================================================================================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

 Cash paid during the period for:
  Interest (net of amount capitalized)                                       $      21,035        $    10,613
  Income taxes (net of refunds)                                              $       4,126        $    10,216
=============================================================================================================

See accompanying notes to condensed consolidated financial statements.

                             J. RAY McDERMOTT, S.A.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1995


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

The accompanying unaudited condensed consolidated financial statements are presented in U.S. Dollars and have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Such adjustments are of a normal, recurring nature except for the settlement of a claim for interest on certain foreign tax refunds of $2,233,000 included in the three and six months ended September 30, 1994; and the accelerated depreciation on marine equipment of $4,314,000 and the cumulative effect of the accounting change for the adoption of Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" included in the six months ended September 30, 1994. Operating results for the three and six months ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year ended March 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in JRM's Annual Report on Form 10-K for the year ended March 31, 1995.

NOTE 2 - SUMMARIZED INCOME STATEMENT INFORMATION OF UNCONSOLIDATED
         AFFILIATES

The combined financial results of JRM's equity investments in HeereMac and McDermott-ETPM West, Inc. are summarized below. These ventures were significant as defined by applicable SEC regulations in fiscal year 1995. The following summarizes their combined income statements:

                                                                    THREE                          SIX
                                                                MONTHS ENDED                  MONTHS ENDED
                                                          9/30/95         9/30/94        9/30/95        9/30/94
                                                          -------         -------        -------        -------
                                                                              (In thousands)
Revenues                                            $     126,104     $    186,860   $     318,023  $     424,145
-----------------------------------------------------------------------------------------------------------------
Operating Income (Loss)                             $      (1,274)    $     18,913   $       4,338  $      19,769
-----------------------------------------------------------------------------------------------------------------
Income (Loss) before Income Taxes                   $        (200)    $     22,768   $      10,011  $      28,356
Provision for (Benefit from) Income Taxes                  (1,355)            (342)            318           (892)
-----------------------------------------------------------------------------------------------------------------
Net Income                                          $       1,155     $     23,110   $       9,693  $      29,248
=================================================================================================================
Equity in Net Income                                $         891     $     11,504   $       4,873  $      14,555
=================================================================================================================

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

NOTE 4 - OTHER AGREEMENTS

During the June 1995 quarter, substantially all of the agreements required to restructure the JRM and ETPM joint venture were finalized, but are still subject to any necessary government approvals or authorizations. The agreements expand the joint venture into the Far East, the Mediterranean Sea, and all of Africa, give ETPM S.A. a minority interest in a new JRM subsea company and give JRM a minority interest in a new ETPM company. This transaction is not significant as defined by applicable SEC regulations.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

The following discussion presents the results of operations of J. Ray McDermott, S.A. ("JRM") for the periods indicated and includes the accounts of the subsidiaries, divisions and controlled joint ventures that McDermott International contributed to JRM prior to the Merger with OPI which occurred on January 31, 1995. For the three and six months ended September 30, 1995, the discussion includes the accounts and operations of JRM on a stand alone basis. For the three and six months ended September 30, 1994, certain expenses included in the consolidated financial statements include charges from McDermott International for direct costs, allocation of corporate overhead and interest on intercompany debt. Management believes that the allocation methods were reasonable, and that the allocations were representative of what costs would have been on a stand alone basis.

Beginning with the June 1995 quarter, management's discussion of revenues and operating income is discussed by the geographic areas presented in the tables below. Other geographic area revenues includes eliminations between geographic areas; and Other geographic area operating income (loss) includes certain expenses including the costs of certain employee benefit programs, and the three and six months ended September 30,1995 includes the amortization of goodwill and covenants-not-to-compete relating to the acquisition of Offshore Pipelines, Inc. Prior year information has been reclassified to conform with the September 30, 1995 presentation.

                                                                  THREE                         SIX
                                                              MONTHS ENDED                  MONTHS ENDED
                                                       9/30/95       9/30/94          9/30/95         9/30/94
                                                       -------       -------          -------         -------
                                                                          (In thousands)
REVENUES
North and South America                         $      116,618   $     114,522   $     198,655   $    182,610
North Sea and West Africa                              179,074          80,034         293,566        153,520
Middle East                                             23,370          29,139          66,632         58,213
Far East                                                35,121          71,923         120,192        171,755
Other (including Transfer Eliminations)                  1,774         (16,296)        (11,285)        (7,730)
--------------------------------------------------------------------------------------------------------------
TOTAL REVENUES                                  $      355,957   $     279,322   $     667,760   $    558,368
==============================================================================================================

                                                                       CONTINUED

                                                                  THREE                       SIX
                                                              MONTHS ENDED                MONTHS ENDED
                                                       9/30/95         9/30/94       9/30/95         9/30/94
                                                       -------         -------       -------         -------
                                                                          (In thousands)
OPERATING INCOME

  Operating Income (Loss) by Geographic Area:

    North and South America                        $     21,829   $      (6,148)  $     26,668    $      (949)
    North Sea and West Africa                            12,476           9,605         19,942         17,442
    Middle East                                          (2,142)           (241)        (1,947)          (877)
    Far East                                                186          14,560          9,571         27,024
    Other                                               (11,620)          6,687        (18,863)        (1,350)
---------------------------------------------------------------------------------------------------------------

  TOTAL OPERATING INCOME BY
     GEOGRAPHIC AREA                                     20,729          24,463         35,371         41,290
---------------------------------------------------------------------------------------------------------------

  Equity in Income (Loss) of Investees:

    North and South America                              (1,011)           -            (4,061)           -
    North Sea and West Africa                             1,335          11,463          4,621         14,430
    Middle East                                          (2,209)           -            (1,928)          -
    Far East                                                (18)           -            (1,433)          -
---------------------------------------------------------------------------------------------------------------

  TOTAL EQUITY IN INCOME (LOSS)
     IN INVESTEES                                        (1,903)         11,463         (2,801)        14,430
---------------------------------------------------------------------------------------------------------------

  Corporate G&A Expense                                  (2,812)         (3,445)        (5,040)        (6,440)
---------------------------------------------------------------------------------------------------------------

     TOTAL OPERATING INCOME                        $     16,014   $      32,481   $     27,530    $    49,280
===============================================================================================================

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 1995 VS. THREE MONTHS ENDED SEPTEMBER 30, 1994

Revenues increased $76,635,000 to $355,957,000, primarily due to higher purchased engineered equipment and subcontract activities in the North Sea related to the B.P. Exploration Foinaven Development program west of the Shetlands in the North Atlantic, and higher revenues in North America. These increases were partially offset by lower revenues in the Far East.

Operating income by geographic area decreased $3,734,000 to $20,729,000 primarily due to lower volume in the Far East this year and the completion of higher profit margin contracts in both the Far East and Middle East in the prior period. These decreases were partially offset by higher volume and margins on North American fabrication activities and higher volume and margins on North Sea engineering and offshore activities. Other geographic operating income (loss) includes the amortization of goodwill and covenants-not-to- compete, and higher employee benefits expenses in the current period which occurred due to the acquisition of Offshore Pipelines, Inc.

Equity in income (loss) of investees decreased $13,366,000 from income of $11,463,000 to a loss of $1,903,000. Both the HeereMac and McDermott-ETPM West, Inc. joint ventures performed at lower levels than in the previous year. The revenues of these two joint ventures declined from $186,860,000 to $126,104,000. HeereMac declined primarily in the U.S. Gulf and the Far East. McDermott-ETPM West, Inc. declined in the North Sea, partially offset by increased volume in West Africa. The equity income from these two joint ventures declined from $11,504,000 to $891,000. HeereMac's equity income decreased as a result of reduced volume and reduced margins. McDermott-ETPM West, Inc.'s equity income also decreased as a result of reduced volume and reduced margins, but the decrease was not as severe. Both joint ventures are expected to remain at low levels through 1997. The remaining decrease in equity in income (loss) of investees is due to losses incurred by several foreign joint ventures which were acquired as part of the merger with Offshore Pipelines, Inc.

Interest income decreased $2,176,000 to $1,154,000 primarily due to the settlement of an interest claim on certain foreign tax refunds of $2,233,000 in the prior period.

Interest expense increased $6,702,000 to $12,334,000, primarily due to interest on the notes which were issued to International in connection with its contribution to JRM, and changes in other debt obligations and interest rates prevailing thereon.

Other - net income increased $1,925,000 to $5,404,000 primarily due to gains on the disposal of assets in the current period.

The provision for income taxes decreased $2,870,000 to $1,139,000 while income before the provision for income taxes decreased $23,420,000 to $10,238,000.
The decrease in the provision for income taxes was in part due to a reappraisal of liabilities in other foreign tax jurisdictions and to a decrease in income. In addition, JRM operates in many different tax jurisdictions. Within these jurisdictions, tax provisions vary because of nominal rates, allowability of deductions, credits and other benefits, and tax basis (for example, revenue versus income). These variances, along with variances in the mix of income within jurisdictions, are often responsible for shifts in the effective tax rate. As a result of these factors, the provision for income taxes was 11% of pretax income for the three months ended September 30, 1995 compared to a provision for income taxes of 12% of pretax income for the three months ended September 30, 1994.

RESULTS OF OPERATIONS - SIX MONTHS ENDED SEPTEMBER 30, 1995 VS. SIX MONTHS ENDED SEPTEMBER 30, 1994

Revenues increased $109,392,000 to $667,760,000, primarily due to higher purchased engineered equipment and subcontract activities in the North Sea related to the B.P. Exploration Foinaven Development program west of the Shetlands in the North Atlantic, and higher revenues in North America and the Middle East. These increases were partially offset by lower revenues in the Far East.

Operating income by geographic area decreased $5,919,000 to $35,371,000 primarily due to lower volume and margins in the Far East this year and the completion of higher profit margin contracts in both the Far East and Middle East in the prior period. These decreases were partially offset by higher volume and margins on North American fabrication activities, higher volume and margins on North Sea engineering and offshore activities, and the accelerated depreciation of $4,314,000 on certain marine equipment in the Far East in the
prior period.   Other geographic operating income (loss) includes the
amortization of goodwill and covenants-not-to-compete, and higher employee benefits expenses in the current period which occurred due to the acquisition of Offshore Pipelines, Inc.

Equity in income (loss) of investees decreased $17,321,000 from income of $14,430,000 to a loss of $2,801,000. Both the HeereMac and McDermott-ETPM West, Inc. joint ventures performed at lower levels than in the previous year. The revenues of these two joint ventures declined from $424,145,000 to $318,023,000. HeereMac declined primarily in the U.S. Gulf and Australia. McDermott-ETPM West, Inc. declined in the North Sea, partially offset by increased volume in West Africa. The equity income from these two joint ventures declined from $14,555,000 to $4,873,000. McDermott-ETPM West, Inc.'s equity income decreased as a result of reduced volume and reduced margins. HeereMac's equity income also decreased as a result of reduced volume and reduced margins, but the decrease was not as severe. Both joint ventures are expected to remain at low levels through 1997.

Equity in income (loss) of investees also decreased due to foreign currency transaction losses of the CMM Mexican joint venture (which was not a part of JRM's marine construction services business in the prior year) and losses incurred by several foreign joint ventures which were acquired as part of the merger with Offshore Pipelines, Inc.

Interest income decreased $2,494,000 to $1,747,000 primarily due to the settlement of an interest claim on certain foreign tax refunds of $2,233,000 in the prior period.

Interest expense increased $10,919,000 to $21,682,000, primarily due to interest on the notes which were issued to International in connection with its contribution to JRM, and changes in other debt obligations and interest rates prevailing thereon.

Other - net income increased $2,347,000 to $9,156,000 primarily due to gains on the disposal of assets in the current period.

The provision for income taxes decreased $1,509,000 to $4,385,000 while income before the provision for income taxes and cumulative effect of accounting change decreased $32,816,000 to $16,751,000. The decrease in the provision for income taxes was in part due to a reappraisal of liabilities in other foreign tax jurisdictions and to a decrease in income. In addition, JRM operates in many different tax jurisdictions. Within these jurisdictions, tax provisions vary because of nominal rates, allowability of deductions, credits and other benefits, and tax basis (for example, revenue versus income). These variances, along with variances in the mix of income within jurisdictions, are often responsible for shifts in the effective tax rate. As a result of these factors, the provision for income taxes was 26% of pretax income for the six months ended September 30, 1995 compared to a provision of income taxes of 12% of pretax income for the six months ended September 30, 1994.

Net income decreased $29,981,000 to $12,366,000 reflecting the cumulative effect of the adoption of Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits," of $1,326,000 in the prior year, in addition to the other items mentioned above.

Backlog

                                                                          9/30/95                    3/31/95
                                                                          -------                    -------
                                                                                    (In thousands)
North and South America                                            $      353,297             $       218,661
North Sea and West Africa                                                 222,637                     420,810
Middle East                                                               107,382                      99,698
Far East                                                                  160,115                     225,031
Other                                                                      (8,497)                     38,768
-------------------------------------------------------------------------------------------------------------
TOTAL BACKLOG                                                      $      834,934             $     1,002,968
=============================================================================================================


Backlog at September 30, 1995 and March 31, 1995 was $834,934,000 and $1,002,968,000, respectively. Not included in JRM's backlog at September 30, 1995 and March 31, 1995 was backlog relating to contracts to be performed by unconsolidated joint ventures of approximately $1,208,000,000 and $922,000,000, respectively. JRM's markets are expected to be at a low level during the coming year. The overcapacity of marine equipment worldwide will continue to result in a competitive environment and put pressure on profit margins.

Liquidity and Capital Resources

During the six months ended September 30, 1995, JRM's cash and cash equivalents increased $15,810,000 to $68,034,000 and total debt increased $111,136,000 to $531,652,000, primarily due to short-term borrowings of $102,870,000. During this period, JRM used cash of $63,648,000 in operating activities; $21,250,000 for additions to property plant and equipment; and $4,073,000 for cash dividends on preferred stocks. JRM has annual preferred stock dividend requirements of $7,200,000 on its Series A Preferred Stock and $1,020,000 on its Series B Preferred Stock. Subsequent to September 30, 1995, JRM converted 452,957 shares of its outstanding Series B Preferred Stock into 1,053,297 shares of common stock.

Higher accounts receivable, accounts payable and net contracts in progress and advance billings are primarily related to activities associated with the Foinaven Development program. In addition, increases in net contracts in progress and advance billings were primarily due to the timing of billings on contracts performed in the Far East. The reduction in accrued liabilities included the settlement of liabilities assumed during the acquisition of Offshore Pipelines, Inc.

Expenditures for property, plant and equipment decreased $2,017,000 to $21,205,000 for the six months ended September 30, 1995 as compared with the same period last year. These expenditures included $8,669,000 for installation of a new pipe reel system on a marine barge. In addition to expenditures for property, plant and equipment, JRM expended $9,802,000 in the six months ended September 30, 1995 for the conversion of a barge to a floating production
unit which upon completion will be leased to a third party.    The barge
conversion is financed by a $16,700,000 note. The note is payable in 30 monthly installments beginning with the completion of the conversion and bears interest at Libor plus 2%. There were no borrowings against this facility at September 30, 1995. In November 1995, the outstanding borrowings against this facility were $10,724,000.

At September 30, 1995 and March 31, 1995, JRM had available to it various uncommitted short-term lines of credit from banks totaling $128,505,000 and $119,581,000, respectively. Borrowings by JRM against these lines of credit at September 30, 1995 and March 31, 1995 were $72,119,000 and $24,750,000, respectively. JRM also had available an $150,000,000 unsecured and committed revolving credit facility of which $80,000,000 was outstanding at September 30, 1995. JRM is restricted, as a result of the consolidated tangible net worth covenant in this agreement, in its ability to transfer funds to International and its subsidiaries through cash dividends or through unsecured loans or investments. As approximately $59,000,000 of its net assets are not subject to this restriction, it is not expected to impact JRM's ability to make preferred dividend payments.

Working capital increased $57,325,000 to $30,737,000 at September 30, 1995 from a deficit of $26,588,000 at March 31, 1995. During the remainder of fiscal year 1996, JRM expects to obtain funds to meet working capital, capital expenditures and debt maturity requirements from operating activities and additional borrowings from existing lines of credit. Leasing agreements for equipment, which are short-term in nature, are not expected to impact JRM's liquidity or capital resources.

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," effective for fiscal years beginning after December 15, 1995. SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS No. 121 also applies to simialr assets that are held for disposal, except for the assets of a discontinued operation. JRM has not yet finalized its review of the impact of this statement, but it is not expected to have a material impact on the consolidated financial statements.

                                    PART II

                             J. RAY McDERMOTT, S.A.

                               OTHER INFORMATION



No information is applicable to Part II for the current quarter, except as noted below:


Item 6.                       EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibit 11 - Calculation of Earnings Per Common and Common Equivalent Share - Page 23

      (b)   Reports on Form 8-K
            There were no current reports on Form 8-K filed during the three months ended September 30, 1995.



Signatures

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           J. RAY McDERMOTT, S.A.


                                           s/ DANIEL R. GAUBERT
                                           ----------------------------------
                                           Daniel R. Gaubert
                                           Vice President, Finance (Principal
                                           Accounting Officer)






November 10, 1995

                                EXHIBIT INDEX


EXHIBIT NO.                      DESCRIPTION
-----------                      -----------
    11                Calculation of Earnings Per Common and Common Equivalent
                      Share
    27                Financial Data Schedule
