Form 10-K/A
period 1995-03-31
MCDERMOTT J RAY SA
filed 1995-11-17
CIK 934590

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              F O R M  1 0 - K/A-2


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

Commission File Number 1-13570

                             J. RAY McDERMOTT, S.A.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           REPUBLIC OF PANAMA                                72-1278896
--------------------------------------------------------------------------------
     (State or other jurisdiction of                      (I.R.S. Employer
     incorporation or organization)                      Identification No.)

           1450 POYDRAS STREET
         NEW ORLEANS, LOUISIANA                              70112-6050
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

                             J. RAY McDERMOTT, S.A
                                     INDEX

                                                                                      Page
                                                                                      ----
  SIGNATURE OF REGISTRANT

  Item 7.     Management's  Discussion and  Analysis of  Financial
              Condition and Results of Operations                                      13

                           SIGNATURE OF REGISTRANT



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                        J. RAY McDERMOTT, S.A.


                                                        /s/ Daniel R. Gaubert
                                                        ----------------------
                                                        Daniel R. Gaubert
                                                        Vice President, Finance
                                                        (Principal Accounting
                                                        Officer)


November 15, 1995

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

JRM's equity in income of investees decreased $83,736,000 to $22,857,000. Both the HeereMac and McDermott-ETPM West, Inc. joint ventures performed at lower levels than in the previous year, as several large contracts were completed in fiscal 1994. The revenues of these two joint ventures declined from $895,666,000 to $656,490,000. Most of the HeereMac decline was in the North Sea. McDermott-ETPM West, Inc. also declined in the North Sea but this was partially offset by increased volume in West Africa. The equity income from these two joint ventures declined from $106,783,000 to $24,759,000. HeereMac's equity income decreased as a result of the reduced volume and reduced margins. McDermott-ETPM West, Inc.'s equity income also decreased as a result of the reduced volume, but the decrease was not as severe. McDermott-ETPM West, Inc. also had a loss provision of approximately $7,500,000 on a major North Sea contract. Together these two significant investees accounted for 108% of equity in earnings of investees. No other venture contributed significantly to the decline. Both joint ventures are expected to remain at low levels in fiscal 1996 and 1997.


Backlog for JRM at March 31, 1995 and 1994 was $1,097,468,000 (including approximately $46,000,000 from the acquisition of OPI) and $803,358,000, respectively. Not included in JRM's backlog at March 31, 1995 and 1994 was backlog relating to contracts to be performed by its unconsolidated joint ventures of approximately $922,000,000 and $700,000,000, respectively.


The activity of JRM (including its significant investees) depends mainly on the capital expenditures of oil and gas companies and foreign governments for developmental construction. These expenditures are influenced by the selling price of oil and gas along with the cost of production and delivery, the terms and conditions of offshore leases, the discovery rates of new reserves offshore, the ability of the oil and gas industry to raise capital, and local and international political and economic conditions.



Oil company exploration and production budgets in calendar 1995 are moderately higher than 1994 expenditures. Both domestic and international areas are expected to increase, although domestic will rise at a slower rate. World oil prices in calendar 1994 were below those in 1993. This had a negative impact on near term marine construction activities. World oil prices in calendar 1995 are expected to be somewhat higher than those in 1994. The composite spot price for natural gas in the United States was substantially lower in calendar 1994 than in 1993 and has continued to decline. JRM's markets are expected to be at relatively low levels, and during fiscal year 1996, the overcapacity of marine equipment will continue to result in a competitive environment and put pressure on profit margins, including those of the two significant investees.


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


JRM's equity in income of investees increased $21,620,000 to $106,593,000. Improved results of the HeereMac joint venture were partially offset by lower results of the McDermott-ETPM West, Inc. joint venture. HeereMac's equity income increased significantly based on improved margins resulting from decreased project and operating expenses. McDermott-ETPM West, Inc's equity income declined based primarily on reduced volume in the North Sea and West Africa. Together these two significant investees accounted for 100% of equity in earnings of investees. No other venture significantly contributed to the increase.


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