Form 10-Q
period 1995-12-31
MCDERMOTT J RAY SA
filed 1996-02-14
CIK 934590

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C.  20549

                                  FORM 10 - Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the period ended December 31, 1995

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

                      Yes  [X]                   No [ ]

The number of shares of Common Stock, par value $.01 per share, outstanding as of January 30, 1996 was 40,182,333.

                         J. RAY M c D E R M O T T, S.A.

                           I N D E X - F O R M 10 - Q


                                                                                                     PAGE
                                                                                                     ----
PART I - FINANCIAL INFORMATION
------------------------------

     Item 1 -  Condensed Consolidated Financial Statements

          Condensed Consolidated Balance Sheet
             December 31, 1995 and March 31, 1995                                                      4

          Condensed Consolidated Statement of Income
             Three Months Ended and Nine Months
             Ended December 31, 1995 and 1994                                                          6

          Condensed Consolidated Statement of Cash Flows
             Nine Months Ended December 31, 1995 and 1994                                              8

          Notes to Condensed Consolidated Financial Statements                                        10

     Item 2 - Management's Discussion and Analysis of
                 Financial Condition and Results of Operations                                        13

PART II - OTHER INFORMATION
---------------------------

     Item 6 - Exhibits and Reports on Form 8-K                                                        21

SIGNATURES                                                                                            22

     Exhibit 11 - Calculation of Earnings Per Common
                       and Common Equivalent Share                                                    23

                                     PART I

                             J. RAY McDERMOTT, S.A.



                             FINANCIAL INFORMATION




Item 1.   Condensed Consolidated Financial Statements

                             J. RAY McDERMOTT, S.A.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                               DECEMBER 31, 1995


                                     ASSETS


                                                                              12/31/95              3/31/95
                                                                              --------             --------
                                                                             (Unaudited)
                                                                                    (In thousands)
Current Assets:
  Cash and cash equivalents                                             $         79,454      $         52,224
  Accounts receivable-trade                                                      245,985               244,212
  Accounts receivable-unconsolidated
      affiliates                                                                  66,149                56,104
  Accounts receivable-other                                                       20,712                33,830
  Contracts in progress                                                          174,953                54,947
  Other current assets                                                            16,134                28,819
--------------------------------------------------------------------------------------------------------------

    Total Current Assets                                                         603,387               470,136
--------------------------------------------------------------------------------------------------------------

Property, Plant and Equipment, at Cost:                                        1,474,473             1,504,717
  Less accumulated depreciation and amortization                                 931,274               910,555
--------------------------------------------------------------------------------------------------------------

     Net Property, Plant and Equipment                                           543,199               594,162
--------------------------------------------------------------------------------------------------------------

Excess of Cost Over Fair Value of Net Assets
  of Purchased Businesses Less Accumulated
  Amortization of $23,034,000 at December 31, 1995
  and $5,483,000 at March 31, 1995                                               322,750               245,179
--------------------------------------------------------------------------------------------------------------

Investment in Unconsolidated Affiliates                                           88,231               105,283
--------------------------------------------------------------------------------------------------------------

Other Assets                                                                      86,923                67,502
--------------------------------------------------------------------------------------------------------------

      TOTAL                                                             $      1,644,490      $      1,482,262
==============================================================================================================


See accompanying notes to condensed consolidated financial statements.

                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                             12/31/95               3/31/95
                                                                             --------               -------
                                                                            (Unaudited)
                                                                                     (In thousands)
Current Liabilities:
  Notes payable and current
        maturities of long-term debt                                    $        145,138       $       55,894
  Note payable to McDermott International                                         20,543               39,750
  Accounts payable                                                               188,569              141,376
  Accrued contract costs                                                          51,770               53,610
  Accrued liabilities - other                                                    111,243              105,242
  Advanced billings on contracts                                                  50,071               62,495
  U.S. and foreign income taxes                                                   26,240               38,357
-------------------------------------------------------------------------------------------------------------

    Total Current Liabilities                                                    593,574              496,724
-------------------------------------------------------------------------------------------------------------

Long-Term Debt                                                                   123,358               93,872
-------------------------------------------------------------------------------------------------------------

Note Payable to McDermott International                                          231,000              231,000
-------------------------------------------------------------------------------------------------------------

Deferred and Non-Current Income Taxes                                             55,101               44,697
-------------------------------------------------------------------------------------------------------------

Other Liabilities                                                                 66,391               56,498
-------------------------------------------------------------------------------------------------------------

Contingencies
-------------------------------------------------------------------------------------------------------------

Stockholders' Equity:
  Preferred Stock, par value $0.01 per share,
    authorized 10,000,000 shares:
      Series A $2.25 cumulative convertible,
        outstanding 3,200,000 shares
        (liquidation preference $160,000,000)                                         32                   32
      Series B $2.25 cumulative convertible
        exchangeable, outstanding
        458,632 at March 31, 1995                                                     -                     5
  Common stock, par value $0.01 per share,
   authorized 60,000,000 shares; outstanding
   40,180,333 at December 31, 1995 and
   38,649,349 at March 31, 1995                                                      402                  386
  Capital in excess of par value                                                 584,432              580,279
  Retained earnings (deficit)                                                      5,462               (6,598)
  Currency  translation adjustments                                              (15,262)             (14,633)
-------------------------------------------------------------------------------------------------------------

    Total Stockholders' Equity                                                   575,066              559,471
-------------------------------------------------------------------------------------------------------------

      TOTAL                                                             $      1,644,490       $    1,482,262
=============================================================================================================

                             J. RAY McDERMOTT, S.A.
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                               DECEMBER 31, 1995

                                                          THREE                               NINE
                                                       MONTHS ENDED                       MONTHS ENDED
                                               12/31/95         12/31/94          12/31/95          12/31/94
                                               --------         --------          --------          --------
                                                                          (Unaudited)
                                                                         (In thousands)
Revenues                                   $     272,236    $     247,190    $      939,996     $     805,558
-------------------------------------------------------------------------------------------------------------

Costs and Expenses:
  Cost of operations (excluding
    depreciation and amortization)               219,098          181,791           752,450           605,449
  Depreciation and amortization                   20,289           12,757            66,045            52,094
  Selling, general and
    administrative expenses                       26,786           29,985            85,107            90,508
-------------------------------------------------------------------------------------------------------------

                                                 266,173          224,533           903,602           748,051
-------------------------------------------------------------------------------------------------------------

Operating Income before Equity in
  Income of Investees                              6,063           22,657            36,394            57,507

Equity in Income of Investees                     12,646            8,414             9,845            22,844
-------------------------------------------------------------------------------------------------------------

  Operating Income                                18,709           31,071            46,239            80,351
-------------------------------------------------------------------------------------------------------------

Other Income (Expense):
  Interest income                                  1,592            3,873             3,339             8,114
  Interest expense                               (11,812)          (6,410)          (33,494)          (17,173)
  Other-net                                       (2,785)          (1,381)            6,371             5,428
-------------------------------------------------------------------------------------------------------------

                                                 (13,005)          (3,918)          (23,784)           (3,631)
-------------------------------------------------------------------------------------------------------------

Income before Provision for (Benefit
  from) Income Taxes and Cumulative
  Effect of Accounting Change                      5,704           27,153            22,455            76,720

Provision for (Benefit from)
  Income Taxes                                      (406)           9,136             3,979            15,030
-------------------------------------------------------------------------------------------------------------

Income before Cumulative Effect
  of Accounting Change                             6,110           18,017            18,476            61,690

Cumulative Effect of Accounting
  Change                                            -                -                 -               (1,326)
-------------------------------------------------------------------------------------------------------------

Net Income                                 $       6,110    $      18,017    $       18,476     $      60,364
=============================================================================================================

                                                                       CONTINUED

                                                                        THREE                   NINE
                                                                     MONTHS ENDED           MONTHS ENDED
                                                                       12/31/95               12/31/95
                                                                       --------               --------
                                                                                (Unaudited)
                                                                        (In thousands,except shares
                                                                           and per share amounts)
NET INCOME APPLICABLE TO
COMMON STOCK (AFTER PREFERRED
STOCK DIVIDENDS)                                                     $      4,313             $     12,565
==========================================================================================================

EARNINGS PER COMMON AND COMMON
    EQUIVALENT SHARE (PRIMARY
    AND FULLY DILUTED)                                                $      0.11             $       0.32
==========================================================================================================

     Weighted average number of common and
       common equivalent shares                                        40,298,112               39,738,798

CASH DIVIDENDS:

    Per preferred share                                               $    0.5625             $     1.6875
==========================================================================================================


Earnings per share are not presented for the three and nine months ended December 31, 1994 because JRM was not a separate entity with its own capital structure for those periods.

See accompanying notes to condensed consolidated financial statements.

                             J. RAY McDERMOTT, S.A.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                               DECEMBER 31, 1995



                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                                     NINE MONTHS ENDED
                                                                               12/31/95             12/31/94
                                                                               --------             --------
                                                                                       (Unaudited)
                                                                                      (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income                                                                   $      18,476        $    60,364
-------------------------------------------------------------------------------------------------------------

Adjustments to reconcile net income to net
 cash provided by (used in) operating activities:
   Depreciation and amortization                                                    66,045             52,094
   Equity in income or loss of investees,
       less dividends                                                                3,684             32,180
   Gain on sale and disposal of assets                                              (2,232)            (2,345)
   Benefit from deferred taxes                                                      (1,737)            (1,127)
   Other                                                                               854              1,008
   Changes in assets and liabilities:
        Accounts receivable                                                        (28,954)               677
        Net contracts in progress and advance billings                            (128,646)           (19,025)
        Accounts payable                                                            15,247            (22,847)
        Accrued contract costs                                                      (1,840)           (16,428)
        Accrued liabilities                                                         (7,217)           (13,198)
        Income taxes                                                                (8,795)            (7,752)
        Other, net                                                                   9,827            (10,712)
-------------------------------------------------------------------------------------------------------------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                (65,288)            52,889
-------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of property, plant and equipment                                         (26,583)           (30,124)
Proceeds from sale and disposal of assets                                           23,108              1,997
Investment in asset held for lease                                                 (26,518)             -
Increase in notes receivable from
    McDermott International                                                          -                (15,490)
Other                                                                                8,218               -
-------------------------------------------------------------------------------------------------------------

NET CASH USED IN INVESTING ACTIVITIES                                              (21,775)           (43,617)
-------------------------------------------------------------------------------------------------------------

                                                                       CONTINUED

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                                      NINE MONTHS ENDED
                                                                                12/31/95             12/31/94
                                                                                --------             --------
                                                                                         (Unaudited)
                                                                                        (In thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:

Payment of long-term debt                                                    $       (5,407)      $      (666)
Issuance of long-term debt                                                           32,291              -
Increase in short-term borrowing                                                     92,413             8,385
Decrease in notes payable to affiliates                                                -               (5,935)
Distributions to McDermott International                                               -              (36,121)
Issuance of common stock                                                              1,572              -
Preferred dividends paid                                                             (5,911)             -
Other                                                                                  (182)             -
-------------------------------------------------------------------------------------------------------------

NET CASH PROVIDED BY  (USED IN) FINANCING ACTIVITIES                                114,776           (34,337)
-------------------------------------------------------------------------------------------------------------

EFFECTS OF EXCHANGE RATE CHANGES ON CASH                                               (483)              377
-------------------------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                 27,230           (24,688)
-------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                     52,224            53,343
-------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                   $       79,454       $    28,655
-------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

 Cash paid during the period for:
  Interest (net of amount capitalized)                                       $       30,825       $    17,049
  Income taxes (net of refunds)                                              $       10,352       $    19,571
=============================================================================================================


See accompanying notes to condensed consolidated financial statements.

                             J. RAY McDERMOTT, S.A.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1995


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

The accompanying unaudited condensed consolidated financial statements are presented in U.S. Dollars and have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Such adjustments are of a normal, recurring nature except for an adjustment to the OPI acquisition preliminary purchase price allocation (see Note 3); the settlement of claims for interest relating to foreign tax refunds and contract claims of $2,163,000 and $4,396,000 included in the three and nine months ended December 31, 1994, respectively; and the accelerated depreciation on marine equipment of $4,314,000 and the cumulative effect of the accounting change for the adoption of Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" included in the nine months ended December 31, 1994. Operating results for the three and nine months ended December 31, 1995 are not necessarily indicative of the results that may be expected for the year ended March 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in JRM's Annual Report on Form 10-K for the year ended March 31, 1995.

NOTE 2 - SUMMARIZED INCOME STATEMENT INFORMATION OF UNCONSOLIDATED AFFILIATES

The combined financial results of JRM's equity investments in HeereMac and McDermott-ETPM West, Inc. are summarized below. These ventures were significant as defined by applicable SEC regulations in fiscal year 1995. The following summarizes their combined income statements:

                                                                  THREE                          NINE
                                                              MONTHS ENDED                  MONTHS ENDED
                                                        12/31/95        12/31/94      12/31/95       12/31/94
                                                        --------        --------      --------       --------
                                                                             (In thousands)
Revenues                                            $     117,465     $    136,026   $     435,488  $     560,171
-----------------------------------------------------------------------------------------------------------------

Operating Income                                    $       2,084     $     17,400   $       6,422  $      37,169
-----------------------------------------------------------------------------------------------------------------

Income  before Income Taxes                         $       7,534     $     22,103   $      17,545  $      50,459
Provision for Income Taxes                                    888            5,070           1,206          4,178
-----------------------------------------------------------------------------------------------------------------

Net Income                                          $       6,646     $     17,033   $      16,339  $      46,281
=================================================================================================================

Equity in Net Income                                $       3,833     $      8,438   $       8,706  $      22,993
=================================================================================================================



NOTE 3 - ACQUISITION OF OFFSHORE PIPELINES, INC.

During the December quarter of fiscal 1996, JRM recorded adjustments to the OPI preliminary purchase price allocation resulting in an increase of $95,000,000 in excess of cost over fair value of net assets acquired. These adjustments resulted from the completion of certain asset and liability valuations related primarily to joint ventures, property, plant and equipment, and preacquisition contingencies. Additionally, during the December quarter, management completed its assessment of the amortization period of excess of cost over fair value of net assets acquired and determined the amortization period should be 15 years.

NOTE 4 - OTHER AGREEMENTS

During the June 1995 quarter, JRM and ETPM S.A. entered into agreements restructuring their joint venture. These agreements expand the joint venture into the Far East, the Mediterranean Sea, and all of Africa, give ETPM S.A. a minority interest in a new JRM subsea company and give JRM a minority interest in a new ETPM company. This transaction is not significant as defined by applicable SEC regulations.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

The following discussion presents the results of operations of J. Ray McDermott, S.A. ("JRM") for the periods indicated and includes the accounts of the subsidiaries, divisions and controlled joint ventures that McDermott International contributed to JRM prior to the Merger with Offshore Pipelines, Inc. ("OPI") which occurred on January 31, 1995. For the three and nine months ended December 31, 1995, the discussion includes the accounts and operations of JRM on a stand alone basis. For the three and nine months ended December 31, 1994, certain expenses included in the consolidated financial statements include charges from McDermott International for direct costs, allocation of corporate overhead and interest on intercompany debt. Management believes that the allocation methods were reasonable, and that the allocations were representative of what costs would have been on a stand alone basis.

Beginning with the June 1995 quarter, management's discussion of revenues and operating income is discussed by the geographic areas presented in the tables below. Other geographic area revenues includes eliminations between geographic areas; and Other geographic area operating income (loss) includes certain expenses including the costs of certain employee benefit programs, and the three and nine months ended December 31, 1995 includes the amortization of goodwill and covenants-not-to-compete relating to the acquisition of OPI. Prior year information has been reclassified to conform with the December 31, 1995 presentation.

                                                               THREE                            NINE
                                                            MONTHS ENDED                    MONTHS ENDED
                                                    12/31/95        12/31/94        12/31/95        12/31/94
                                                    --------        --------        --------        --------
                                                                          (In thousands)
REVENUES

North and South America                         $      123,139   $      98,227   $     321,794   $    280,837
North Sea and West Africa                               79,330          59,038         372,896        212,558
Middle East                                             50,936          56,631         117,568        114,844
Far East                                                44,940          48,289         165,132        220,044
Other (including Transfer Eliminations)                (26,109)        (14,995)        (37,394)       (22,725)
-------------------------------------------------------------------------------------------------------------

TOTAL REVENUES                                  $      272,236   $     247,190   $     939,996   $    805,558
=============================================================================================================

                                                                       CONTINUED

                                                                  THREE                       NINE
                                                              MONTHS ENDED                MONTHS ENDED
                                                      12/31/95        12/31/94      12/31/95        12/31/94
                                                      --------        --------      --------        --------
                                                                          (In thousands)
OPERATING INCOME

  Operating Income (Loss) by Geographic Area:

    North and South America                        $      9,209   $       7,356   $     35,877    $     6,407
    North Sea and West Africa                               485           1,502         20,427         18,944
    Middle East                                           5,796          11,626          3,849         10,749
    Far East                                              1,815          11,516         11,386         38,540
    Other                                                (9,907)         (6,182)       (28,770)        (7,532)
-------------------------------------------------------------------------------------------------------------

  TOTAL OPERATING INCOME BY
     GEOGRAPHIC AREA                                      7,398          25,818         42,769         67,108
-------------------------------------------------------------------------------------------------------------

  Equity in Income (Loss) of Investees:

    North and South America                               2,050            -            (2,011)           -
    North Sea and West Africa                             6,322           8,414          9,015         22,844
    Far East                                              4,274            -             2,841           -
-------------------------------------------------------------------------------------------------------------

  TOTAL EQUITY IN INCOME
     OF INVESTEES                                        12,646           8,414          9,845         22,844
-------------------------------------------------------------------------------------------------------------

  Corporate G&A Expense                                  (1,335)         (3,161)        (6,375)        (9,601)
-------------------------------------------------------------------------------------------------------------

     TOTAL OPERATING INCOME                        $     18,709   $      31,071   $     46,239    $    80,351
=============================================================================================================



RESULTS OF OPERATIONS - THREE MONTHS ENDED DECEMBER 31, 1995 VS. THREE MONTHS ENDED DECEMBER 31, 1994

Revenues increased $25,046,000 to $272,236,000, primarily due to higher purchased engineered equipment and subcontract activities in the North Sea related to the B.P. Exploration Foinaven Development program west of the Shetlands in the North Atlantic, and higher offshore and fabrication activities in North America.

Operating income by geographic area decreased $18,420,000 to $7,398,000 primarily due to the completion of higher profit margin contracts in the Far East and Middle East in the prior period and lower operating income on marine activities in North America due to weather downtime and margins on certain contracts. These decreases were partially offset by higher volume and margins on North American fabrication activities. Other geographic operating income (loss) includes the amortization of goodwill and covenants-not-to-compete, and higher employee benefit expenses in the current period which occurred due to the acquisition of OPI.

Equity in income of investees increased $4,232,000 to $12,646,000. This increase was primarily due to including the results of the CMM Mexican joint venture which was not a part of JRM's marine construction services business in the prior period and higher operating activity from the Brown and Root McDermott Fabricators Limited joint venture which was formed in the last quarter of the prior year. These increases were partially offset by lower results from both the HeereMac and McDermott-ETPM West, Inc. joint ventures. The revenues of these two joint ventures declined from $136,026,000 to $117,465,000, primarily in the U.S. Gulf, the Far East and in the North Sea, partially offset by increased volume in West Africa. The equity income from these two joint ventures declined from $8,438,000 to $3,833,000 but the decline was not as severe due to a reduction to an anticipated loss on a joint venture contract. While both joint ventures performed at low levels during fiscal 1996, worldwide demand for offshore drilling rigs has increased and has resulted in an increase in these joint venture's backlog.

Interest income decreased $2,281,000 to $1,592,000 primarily due to the settlement of claims for interest relating to foreign tax refunds and contract claims of $2,163,000 in the prior period.

Interest expense increased $5,402,000 to $11,812,000, primarily due to interest on the notes which were issued to International in connection with its contribution to JRM, and changes in other debt obligations and interest rates prevailing thereon.

The provision for income taxes decreased $9,542,000 to a benefit of $406,000 from a provision of $9,136,000 while income before the provision for income taxes decreased $21,449,000 to $5,704,000. The decrease in the provision for income taxes is primarily due to a decrease in income. In addition, JRM operates in many different tax jurisdictions. Within these jurisdictions, tax provisions vary because of nominal rates, allowability of deductions, credits and other benefits, and tax basis (for example, revenue versus income).

These variances, along with variances in the mix of income within jurisdictions, are often responsible for shifts in the effective tax rate. As a result of these factors, the income tax benefit was 7% of pretax income for the three months ended December 31, 1995 compared to a provision for income taxes of 34% of pretax income for the three months ended December 31, 1994.

RESULTS OF OPERATIONS - NINE MONTHS ENDED DECEMBER 31, 1995 VS. NINE MONTHS ENDED DECEMBER 31, 1994

Revenues increased $134,438,000 to $939,996,000, primarily due to higher purchased engineered equipment and subcontract activities in the North Sea related to the B.P. Exploration Foinaven Development program west of the Shetlands in the North Atlantic, and higher revenues in North America. These increases were partially offset by lower revenues in the Far East.

Operating income by geographic area decreased $24,339,000 to $42,769,000 primarily due to lower margins because of the completion of higher profit margin contracts in the Far East and the Middle East in the prior period, and lower operating income on marine activities in North America due to weather downtime and margins on certain contracts. These decreases were partially offset by higher volume and margins on North American fabrication activities, higher volume and margins on North Sea offshore activities and improved margins from engineering activities in the current period, and operating losses associated with the fabrication yard in Scotland (which is now operated by the Brown and Root McDermott Fabricators Limited joint venture, which was formed in the last quarter of the prior year and is now reported on the equity method) and the accelerated depreciation of $4,314,000 on certain marine equipment in the Far East in the prior period. Other geographic operating income (loss) includes the amortization of goodwill and covenants-not-to-compete, and higher employee benefits expenses in the current period which occurred due to the acquisition of OPI.

Equity in income of investees decreased $12,999,000 to $9,845,000. Both the HeereMac and McDermott-ETPM West, Inc. joint ventures performed at lower levels than in the previous year. The revenues of these two joint ventures declined from $560,171,000 to $435,488,000, primarily in the U.S. Gulf, the Far East and in the North Sea, partially offset by increased volume in West
Africa. The equity income from these two joint ventures declined from $22,993,000 to $8,706,000 as a result of reduced volume and reduced margins. While both joint ventures performed at low levels during fiscal 1996, worldwide demand for offshore drilling rigs has increased and has resulted in an increase in these joint venture's backlog. Equity in income of investees also increased due to income from the Brown and Root McDermott Fabricators Limited joint venture.

Interest income decreased $4,775,000 to $3,339,000 primarily due to the settlement of claims for interest relating to foreign tax refunds and contract claims of $4,396,000 in the prior period.

Interest expense increased $16,321,000 to $33,494,000, primarily due to interest on the notes which were issued to International in connection with its contribution to JRM, and changes in other debt obligations and interest rates prevailing thereon.

The provision for income taxes decreased $11,051,000 to $3,979,000 while income before the provision for income taxes and cumulative effect of accounting change decreased $54,265,000 to $22,455,000. The decrease in the provision for income taxes was in part due to a decrease in income and a reappraisal of liabilities in certain foreign tax jurisdictions. In addition, JRM operates in many different tax jurisdictions. Within these jurisdictions, tax provisions vary because of nominal rates, allowability of deductions, credits and other benefits, and tax basis (for example, revenue versus income). These variances, along with variances in the mix of income within jurisdictions, are often responsible for shifts in the effective tax rate. As a result of these factors, the provision for income taxes was 18% of pretax income for the nine months ended December 31, 1995 compared to a provision of income taxes of 20% of pretax income for the nine months ended December 31, 1994.

Net income decreased $41,888,000 to $18,476,000 reflecting the cumulative effect of the adoption of Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits," of $1,326,000 in the prior year, in addition to the other items mentioned above.

Backlog

                                                                       12/31/95                    3/31/95
                                                                       --------                    -------
                                                                                  (In thousands)
North and South America                                            $      300,243             $       218,661
North Sea and West Africa                                                 204,422                     420,810
Middle East                                                                71,359                      99,698
Far East                                                                  159,636                     225,031
Other                                                                      (1,406)                     38,768
-------------------------------------------------------------------------------------------------------------

TOTAL BACKLOG                                                      $      734,254             $     1,002,968
=============================================================================================================



Backlog at December 31, 1995 and March 31, 1995 was $734,254,000 and $1,002,968,000 respectively. Fiscal 1996 revenues are expected to be about 20% below what JRM anticipated at the beginning of the fiscal year. This lower market activity is reflected in the decrease in JRM's backlog at December 31, 1995 and in the low level of performance of JRM's unconsolidated joint ventures expected through the remainder of fiscal 1996. However, worldwide demand for offshore drilling rigs has increased and this, historically, has been a leading indicator for an increase in JRM's operations. This is already reflected in the increase in backlog relating to contracts to be performed by JRM's unconsolidated joint ventures to approximately $1,240,000,000 at December 31, 1995 from $922,000,000 at March 31, 1995.

Liquidity and Capital Resources

During the nine months ended December 31, 1995, JRM's cash and cash equivalents increased $27,230,000 to $79,454,000 and total debt increased $99,523,000 to $520,039,000, primarily due to short-term borrowings of $92,413,000. During this period, JRM used cash of $65,288,000 in operating activities; $26,583,000 for additions to property plant and equipment; $26,518,000 for investment in asset held for lease; and $5,911,000 for cash dividends on preferred stocks. JRM has annual preferred stock dividend requirements of $7,200,000 on its Series A Preferred Stock. During the December quarter JRM converted 452,957 shares of its outstanding Series B Preferred Stock into 1,053,297 shares of common stock and redeemed the remaining 250 shares for cash. No shares of Series B Preferred Stock remain outstanding.

Higher accounts receivable are primarily due to the timing of the collection of contract billings by North American fabrication and marine operations and higher accounts payable are primarily related to activities associated with the Foinaven Development program.

Increases in net contracts in progress and advance billings are primarily related to the Foinaven Development program and the timing of billings on contracts performed in the Far East.

Expenditures for property, plant and equipment decreased $3,541,000 to $26,583,000 for the nine months ended December 31, 1995 as compared with the same period last year. These expenditures included $8,669,000 for installation of a new pipe reel system on a marine barge. In addition to expenditures for property, plant and equipment, JRM expended $26,518,000 in the nine months ended December 31, 1995 for the conversion of a barge to a floating production unit which is now leased to a third party. The barge conversion is financed by $21,700,000 in loan facilities, of which $20,674,000 was outstanding at December 31, 1995.

At December 31, 1995 and March 31, 1995, JRM had available to it various uncommitted short-term lines of credit from banks totaling $112,302,000 and $119,581,000, respectively. Borrowings by JRM against these lines of credit at December 31, 1995 and March 31, 1995 were $81,626,000 and $24,750,000, respectively. JRM also had available an $150,000,000 unsecured and committed revolving credit facility of which $60,000,000 was outstanding at December 31, 1995. JRM is restricted, as a result of the consolidated tangible net worth covenant in this agreement, in its ability to transfer funds to International and its subsidiaries through cash dividends or through unsecured loans or investments.

Working capital increased $36,401,000 to $9,813,000 at December 31, 1995 from a deficit of $26,588,000 at March 31, 1995. During the remainder of fiscal year 1996, JRM expects to obtain funds to meet working capital, capital expenditure and debt maturity requirements from operating activities and asset sales. Leasing agreements for equipment, which are short-term in nature, are not expected to impact JRM's liquidity or capital resources.

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," effective for fiscal years beginning after December 15, 1995. SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS No. 121 also applies to similar assets that are held for disposal, except for the assets of a discontinued operation. JRM has not yet finalized its review of the impact of this statement, but it is not expected to have a material impact on the consolidated financial statements.

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," effective for fiscal years beginning after December 15, 1995. SFAS No. 123 establishes financial accounting and reporting standards for stock-based employee compensation plans. JRM has not yet finalized its review of the provisions of this statement, and accordingly, has not yet determined whether it will adopt SFAS No. 123 for expense recognition purposes, or continue to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and make the pro forma information disclosures required under the new standard.

                                    PART II

                             J. RAY McDERMOTT, S.A.

                               OTHER INFORMATION



No information is applicable to Part II for the current quarter, except as noted below:


Item 6.                       EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibit 11 - Calculation of Earnings Per Common and Common

            Exhibit 27 - Financial Data Schedule

      (b)   Reports on Form 8-K

            There were no current reports on Form 8-K filed during the three months ended December 31, 1995.



Signatures

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             J. RAY McDERMOTT, S.A.


                                             /s/ Daniel R. Gaubert
                                             ---------------------------------
                                        By:  Daniel R. Gaubert
                                             Vice President, Finance
                                             (Principal Accounting Officer)




February 12, 1996

                                 EXHIBIT INDEX


Exhibit      Description


Exhibit 11 - Calculation of Earnings Per Common and Common Equivalent Share -

Exhibit 27 - Financial Data Schedule