Form 10-K405
period 1996-03-31
MCDERMOTT J RAY SA
filed 1996-06-06
CIK 934590

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                F O R M  1 0 - K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                    For the fiscal year ended March 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from _____________________ to ____________________

Commission File Number 1-13570

                             J. RAY McDERMOTT, S.A.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

      REPUBLIC OF PANAMA                                       72-1278896
- --------------------------------------------------------------------------------
 (State or other jurisdiction of                            (I.R.S. Employer
  incorporation or organization)                           Identification No.)

    1450 Poydras Street, New Orleans, Louisiana                70112-6050
- --------------------------------------------------------------------------------
     (Address of principal executive offices)                   (Zip Code)

       Registrant's Telephone Number, including area code (504) 587-5300
                                                          --------------

          Securities Registered Pursuant to Section 12(b) of the Act:

                                                        Name of each Exchange
     Title of each class                                 on which registered
     -------------------                                ---------------------

Common Stock, $0.01 par value                          New York Stock Exchange

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

                                        YES      [X]          NO      [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.                                                              [X]

The aggregate market value of voting stock held by non-affiliates of the registrant was $305,343,980 as of April 23, 1996.

The number of shares outstanding of the Company's Common Stock at April 23, 1996 was 40,197,946.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the Company's 1996 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

                            J. RAY McDERMOTT, S. A.

                               INDEX - FORM 10-K

                                     PART 1

                                                                                                        PAGE


Items 1. & 2.      BUSINESS AND PROPERTIES

A.       General                                                                                         1

B.       Description of Operations

             General                                                                                     2
             Foreign Operations                                                                          6
             Raw Materials                                                                               7
             Customers and Competition                                                                   7
             Backlog                                                                                     7
             Factors Affecting Demand                                                                    8

C.       Patents and Licenses                                                                            8

D.       Insurance                                                                                       8

E.       Employees                                                                                       9

F.       Environmental Regulations and Matters                                                           9

G.       Transactions With Related Parties                                                               9


Item 3.  LEGAL PROCEEDINGS                                                                               11

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                             12


                                       II

                               INDEX - FORM 10-K

                                    PART II

                                                                                                        PAGE
Item 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK
             AND RELATED SECURITY HOLDER MATTERS                                                         13

Item 6.  SELECTED FINANCIAL DATA                                                                         14

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION  AND RESULTS OF OPERATIONS

         General                                                                                         15
         Fiscal Year 1996 vs  Fiscal Year 1995                                                           16
         Fiscal Year 1995 vs  Fiscal Year 1994                                                           18
         Effects of Inflation and Changing Prices                                                        19
         Liquidity and Capital Resources                                                                 19
         New Accounting Standards                                                                        21

Item 8.  CONSOLIDATED FINANCIAL STATEMENTS AND
         SUPPLEMENTARY DATA

         Company Report on Consolidated Financial Statements                                             22
         Report of Independent Auditors                                                                  23
         Consolidated Balance Sheet - March 31, 1996 and 1995                                            24
         Consolidated Statement of Income for the
             Three Fiscal Years ended March 31, 1996                                                     26
         Consolidated Statement of Equity for the
             Three Fiscal Years ended March 31, 1996                                                     28
         Consolidated Statement of Cash Flows for the Three
             Fiscal Years ended March 31, 1996                                                           30
         Notes to Consolidated Financial Statements                                                      32

Item 9.  DISAGREEMENTS WITH AUDITORS ON ACCOUNTING
         AND FINANCIAL DISCLOSURE                                                                        56





                                      III

                               INDEX - FORM 10-K


                                    PART III


                                                                                                        PAGE
Item 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                                          57

Item 11.     EXECUTIVE COMPENSATION                                                                      57

Item 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT                                                                                  57

Item 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                                              57



                                    PART IV


Item 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES
             AND REPORTS ON FORM 8-K                                                                     58


Signatures                                                                                               61





                                       IV

                                  P A R T   I



Items 1. and 2.      BUSINESS AND PROPERTIES


A.    GENERAL

During fiscal year 1995, McDermott International, Inc. contributed substantially all of its marine construction services business to J. Ray McDermott, S.A. ("JRM"), a new company incorporated under the laws of the Republic of Panama in 1994. Also, on January 31, 1995, JRM acquired Offshore Pipelines, Inc. (the "Merger"). Prior to the Merger with Offshore Pipelines, Inc. ("OPI"), JRM was a wholly owned subsidiary of McDermott International, Inc.; as a result of the Merger, JRM is a majority owned subsidiary of McDermott International, Inc.

McDermott International, Inc. received as consideration for its contribution to
JRM: 3,200,000 shares of JRM Series A $2.25 Cumulative Convertible Preferred Stock; $231,000,000 of 9% Senior Subordinated Notes due 2001; 24,668,297 shares of JRM common stock; and other consideration. OPI investors received 13,867,946 shares of JRM common stock; options to acquire 897,818 shares of JRM common stock and 458,632 shares of JRM Series B $2.25 Cumulative Convertible Exchangeable Preferred Stock in exchange for all of the outstanding common stock, common stock options and preferred stock of OPI. During fiscal year 1996, 458,382 shares of Series B Preferred Stock were converted into 1,065,193 shares of common stock and the remaining 250 shares were redeemed for cash.

The discussion set forth below under Items 1. and 2., Business and Properties, describes the business of JRM as currently conducted after the Merger.

Unless the context otherwise requires, hereinafter, "JRM" will be used to mean
J. Ray McDermott, S.A. and its consolidated subsidiaries; "International" will be used to mean McDermott International, Inc., a Panama corporation that is the parent company of the McDermott group of companies and the majority owner of JRM; and "McDermott International" will be used to mean the consolidated enterprise.

JRM, together with its subsidiaries and joint ventures, supplies worldwide services for the offshore oil and gas exploration and production and hydrocarbon processing industries, and to other marine construction companies. Principal activities include the design, engineering, fabrication and installation of offshore drilling and production platforms and other specialized structures, modular facilities, marine pipelines and subsea production systems and onshore construction and maintenance services.

JRM has a continuing program of reviewing joint venture, acquisition and disposition opportunities.

B.    DESCRIPTION OF OPERATIONS

GENERAL

JRM's services include the basic and detailed design, engineering, fabrication and installation of offshore drilling and production platforms and other specialized structures, modular facilities, marine pipelines, and subsea production systems. JRM also provides comprehensive project management services, feasibility studies, engineering services, subsea trenching services, diving services, and removal, salvage and refurbishment services for offshore fixed platforms. JRM and its joint ventures operate throughout the world in all major offshore oil and gas producing regions, including the Gulf of Mexico, the North Sea, West Africa, South America, the Middle East, India and the Far East.

JRM conducts operations both directly and through its participation in joint ventures, some of which it manages and others of which are managed by other marine construction contractors. Some of JRM's joint ventures are consolidated for financial reporting purposes while others (including the HeereMac joint venture and McDermott-ETPM West, Inc., both of which are described below) are accounted for using the equity method. JRM's joint ventures are largely financed through their own resources, including, in some cases, stand alone borrowing arrangements. Historically, JRM has obtained funds from its joint ventures primarily through chartering arrangements, whereby it charters vessels to the joint ventures for use in their operations, as well as through distributions from the joint ventures. While JRM and other parties to the joint venture arrangements generally must agree on the amount of cash flow to be distributed, the joint ventures have historically distributed to their respective owners cash in excess of estimated working capital requirements, based on the owners' relative ownership percentages.

The HeereMac joint venture was formed with Heerema Offshore Construction Group, Inc. ("Heerema") in January 1989 and utilizes the specialized, heavy-lift marine construction vessels which were previously owned by the two parties. Each party has a 50% interest in the joint venture, and Heerema has responsibility for its day-to-day operations (although major decisions relating to the joint venture operations require the approval of JRM). In March 1996, JRM and Heerema, through their respective subsidiaries, sold to companies included in the HeereMac joint venture the semi submersible derrick vessels which they were formerly chartering to the joint venture (JRM's DB 101 and DB 102 and Heerema's Hermod and Balder).

JRM formed its initial joint venture with ETPM S.A., McDermott-ETPM, in April 1989 to provide general marine construction services to the petroleum industry in West Africa, South America, the Middle East and India and offshore pipelaying services in the North Sea. With the addition of two new joint venture operating companies in March 1995, JRM and ETPM S.A. have expanded their joint venture's operations to include the Far East region and to begin jointly pursuing subsea contracting work on a worldwide basis. Most of the operating companies in the McDermott-ETPM joint venture are majority-owned and controlled by JRM. However, the operations of McDermott-ETPM West, Inc., which conducts operations in the North Sea, South America and West Africa, are managed and controlled by ETPM S.A. ETPM S.A. has dedicated all of its marine construction assets to the joint ventures with JRM, including three combination derrick- pipelaying vessels and fabrication yards in Sharjah, U.A.E.

and Tchengue, Gabon. JRM currently charters 4 combination derrick-pipelaying vessels and 1 pipelaying vessel to the joint venture and provides the use of its facilities in Jebel Ali and Ras-al-Khaimah in the U.A.E., Batam Island, Indonesia and Warri, Nigeria.

JRM participates in numerous other joint ventures (including 49%-owned joint ventures in Mexico and Malaysia) involving operations in foreign countries that require majority-ownership by local interests. Through a subsidiary, JRM also participates in an equally owned joint venture with the Brown & Root Energy Services unit of Halliburton Company ("Brown & Root"), which was formed in February 1995 to combine the operations of JRM's Inverness and Brown & Root's Nigg fabrication facilities in Scotland. In April 1996, JRM and Teleglobe, Inc., a Canadian telecommunications company ("Teleglobe"), formed a joint venture, McDermott Submarine Cable Systems Limited, to install and maintain submarine fiber optic cable. JRM and Teleglobe own 79.4% and 20.6%, respectively, of the joint venture.

JRM owns or operates 6 fabrication facilities throughout the world. JRM's principal domestic fabrication yard is located on 1,114 acres of land, under lease, near Morgan City, Louisiana. JRM also owns or operates fabrication facilities near Corpus Christi, Texas, near Inverness, Scotland, in Indonesia on Batam Island, in Jebel Ali, U.A.E. and in Warri, Nigeria. JRM's fabrication facilities are equipped with a wide variety of heavy-duty construction and fabrication equipment, including cranes, welding equipment, machine tools and robotic and other automated equipment, most of which is movable. JRM has the capability to fabricate a full range of offshore structures, from conventional jacket-type fixed platform to deepwater platform configurations employing compliant-tower, tension leg, floating production platform and spar technology. JRM also fabricates platform deck structures and modular components, including complete production processing systems, hydrocarbon separation and treatment systems, pressure and flow control systems and personnel quarters.

Expiration dates, including renewal options, of leases covering land for JRM's principal operations follow:

             Ras-al-Khaimah, U.A.E.              Year 1996
             Morgan City, Louisiana              Years 2000-2033
             Jebel Ali, U.A.E.                   Year 2005
             Batam Island, Indonesia             Year 2008
             Warri, Nigeria                      Year 2065

JRM expects to renew the lease at Ras-al-Khaimah, U.A.E., which is negotiated on an annual basis.

JRM owns or, through its ownership interests in joint ventures, has interests in the largest fleet of marine equipment used in major offshore construction. The nucleus of a "construction spread" is a large derrick barge, pipelaying barge or combination derrick-pipelaying barge capable of offshore operations for an extended period of time in remote locations. JRM owns or, through ownership interests in joint ventures, has interests in 12 derrick vessels, 6 pipelaying vessels, 11 combination derrick-pipelaying vessels and 3 pipe burying vessels. The lifting capacities of the derrick and combination derrick-pipelaying vessels range from 250 to 13,200 tons. These vessels range in length from 400 to 660 feet and are fully equipped with stiff leg or revolving cranes, auxiliary cranes, welding equipment, pile- driving hammers, anchor winches and a variety of additional gear. Some of these vessels hold various records for heavy lifts and installations of deepwater pipelines in different regions of the world. The largest vessels are the derrick barge DB 102, which is one of the world's largest semi submersible derrick vessels in both size and lifting capacity and provides quarters for approximately 750 workers, and the LB 200, a semi submersible pipelaying vessel capable of laying 60-inch diameter pipe (including concrete coating) and operating in water depths of up to 2,000 feet.

To support the operations of these major marine construction vessels, JRM and its joint ventures also own or lease a substantial number of other vessels,
such as tugboats, utility boats, launch barges and cargo barges.   In
connection with its construction and pipelaying activities, JRM conducts diving operations which, because of the water depths involved, require sophisticated equipment, including diving bells and an underwater habitat.

The following table describes the major marine construction vessels owned and utilized in the conduct of JRM's marine construction business and their location as of March 31, 1996.

                                                                     Maximum                  Maximum
                                                                     Derrick                    Pipe
   Vessel By Location                    Vessel Type                  Lift                    Diameter
   ------------------                    -----------                  -----                   --------
                                                                     (tons)                   (inches)
United States
   DB 16                                   Derrick                     860                       -
   DB 28                               Derrick/Pipelay                 860                       40
   DB 50                                   Derrick                    4,000                      -
   BB 316                                 Pipe Bury                     -                        -
   BB 356                                 Pipe Bury                     -                        -
   LB 30                                   Pipelay                      -                        60
   LB 280                                  Pipelay                      -                        48
   SLC 5000                                Shearleg                   5,000                      -
   Ocean Builder (1)                   Derrick/Pipelay                2,000                      48

Mexico and South America
   DB 15                               Derrick/Pipelay                 860                       40
   DB II                                   Derrick                     600                       -

Europe and West Africa
   DLB 1                               Derrick/Pipelay                 250                       24
   LB Pipeliner 6                          Pipelay                      -                        16
   MV Norlift                              Pipelay                      -                        10
   MV Northern Explorer                   Pipe Bury                     -                        -
   LB 200                          Semi Submersible Pipelay             -                        60

Middle East
   DB 27                               Derrick/Pipelay                2,400                      60

Far East
   DB 17                               Derrick/Pipelay                 860                       60
   DB 26                               Derrick/Pipelay                 900                       60
   DLB KP1                             Derrick/Pipelay                 800                       60

- --------------------
(1) JRM is chartering and operating the vessel and has an option to purchase the vessel at the end of the five-year charter term.

The following table describes the major marine construction vessels owned by McDermott International's joint venture companies and utilized in the conduct of their marine construction business and their location as of March 31, 1996.

                                                                     Maximum                  Maximum
                                                                     Derrick                    Pipe
   Vessel By Location                    Vessel Type                  Lift                    Diameter
   ------------------                    -----------                  ----                    --------
                                                                     (tons)                   (inches)
United States
   Balder                          Semi Submersible Derrick           7,000                       -

Europe and West Africa
   DB101                           Semi Submersible Derrick           3,500                       -
   DB102                           Semi Submersible Derrick          13,200                       -

Far East
   Hermod                          Semi Submersible Derrick           9,000                       -
   Teknik Pada                         Derrick/Pipelay                1,100                      60
   Teknik Perdana                      Derrick/Pipelay                  750                      60

Mexico
   Huasteco                            Derrick/Pipelay                2,000                      48
   Mixte                                   Derrick                      800                       -
   Olmeca II                               Pipelay                        -                      48
   Sara Maria                              Derrick                      550                       -

   FOREIGN OPERATIONS
The amount of JRM's revenues and operating income derived from operations outside of the United States, and the approximate percentages of those revenues and operating income to JRM's total revenues and total operating income, respectively, follows:


                                     REVENUES                                 OPERATING INCOME (1)
    FISCAL YEAR               AMOUNT           PERCENT                  AMOUNT                  PERCENT

                                                     (Dollars in thousands)
           1996           $    835,551             68%                $    24,204                73%
           1995                778,134             69%                     76,639               114%
           1994                842,585             71%                     50,746                85%

Revenues and operating income presented above include the contribution of OPI from January 31, 1995 and do not include the operating results of JRM's equity investees.

- --------------------
(1) Before corporate expenses.

RAW MATERIALS

The raw materials used by JRM, such as carbon and alloy steel in various forms, welding gases, concrete, fuel oil and gasoline, are available from many sources and JRM is not dependent upon any single supplier or source. Although shortages of certain of these raw materials and fuels have existed from time to time, no serious shortage exists at the present time.

CUSTOMERS AND COMPETITION

JRM's principal customers are oil and gas companies (including foreign government owned companies). Customers generally contract with JRM for the design, engineering, fabrication and installation of offshore drilling and production platforms and other specialized structures, modular facilities, marine pipelines and subsea production systems and onshore construction and maintenance services. Contracts are usually awarded on a competitive bid basis.

There are a number of companies which compete effectively with JRM, the HeereMac joint venture, McDermott-ETPM and JRM's various other joint ventures in each of the separate marine construction phases in various parts of the world.

BACKLOG

As of March 31, 1996 and 1995, JRM's backlog amounted to $977,896,000 and $1,002,968,000, respectively. Of the March 31, 1996 backlog, it is expected that approximately $791,958,000 will be recognized in revenues in fiscal year 1997, $141,408,000 in fiscal year 1998, and $44,530,000 thereafter.

Backlog at March 31, 1996, includes a contract award of $233,614,000 awarded to McDermott-ETPM East, Inc. joint venture by the Ras Laffan Liquified Natural Gas Company of Qatar. The project is for the installation of offshore power and communication cables, fabrication and installation of living quarters and wellhead platforms, and overall project management.

Not included in JRM's backlog is a letter of award for $180,000,000 received after March 31, 1996 from Total Myanmar Exploration and Production for the management, engineering, supply, construction, installation, hook-up and commissioning of two wellhead platforms; and quarters, flare and production platform facilities for the Yadana Development Project. This is the first offshore development in Myanmar and is expected to be completed by May 1998.

Not included in JRM's backlog at March 31, 1996 and 1995 was backlog relating to contracts to be performed by its unconsolidated foreign joint ventures of approximately $1,374,000,000 and $978,000,000, respectively. Included in backlog to be performed by JRM's unconsolidated joint ventures is $230,350,000 related to a contract awarded during fiscal year 1995 by Statoil A/S to the McDermott-ETPM West, Inc. joint venture to install up to three large diameter gas pipelines in the North Sea. Installation of the pipelines is scheduled to start during fiscal year 1997 and continue through fiscal year 2000.

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

Oil company capital exploration and production budgets in calendar year 1996 are higher than 1995 expenditures. While oil prices remain flat, natural gas prices have increased significantly as compared to calendar year 1995. Expenditures in both domestic and international areas are expected to increase; domestic at a higher rate. Worldwide demand for offshore drilling rigs has increased and this, historically, has been a leading indicator for an increase in the need for marine construction services. JRM's markets are expected to begin to emerge from the competitive environment that has put pressure on margins in prior periods.

C.  PATENTS AND LICENSES

JRM owns or has exclusive rights to use, for marine construction purposes, a number of patents relating to offshore platform design, fabrication and installation and pipelaying operations. JRM also co-owns several other patents relating to such operations. Although in the aggregate these patents are important to JRM, JRM does not consider any single patent to be of a critical or essential nature. In general, JRM depends on its technological capabilities and the application of know-how rather than patents in the conduct of its business.

D.  INSURANCE

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

JRM maintains liability and property insurance that it considers normal in the industry. However, certain risks are either not insurable or insurance is available only at rates which JRM considers uneconomical. Among such risks are war and confiscation of property in certain areas of the world and pollution liability in excess of relatively low limits. Depending on competitive conditions and other factors, JRM endeavors to obtain contractual protection against uninsured risks from its customers. However, there is no assurance that insurance or contractual indemnity protection, when obtained, will be sufficient or effective under all circumstances or against all hazards to which JRM may be subject.

Prior to JRM's acquisition of OPI, one of OPI's vessels was severely damaged during a typhoon while under going final work in connection with its refurbishment. Estimates for the repair of the vessel, together with out-of-pocket costs, total more than $45,000,000. At the time of the casualty loss, insurance policies had been issued insuring the vessel for its full value. Efforts to settle the claim with underwriters, however, have been unsuccessful, and resort to the courts may be necessary to collect the amount claimed. Management believes that the underwriters' refusal to satisfactorily adjust the claim is without basis and is of the opinion that the outcome of any necessary litigation will be favorable.

E.  EMPLOYEES

At March 31, 1996, JRM employed, under its direct supervision, approximately 10,400 persons compared with 10,200 at March 31, 1995. JRM considers its relationship with its employees to be satisfactory. None of these employees are members of labor unions.

F.  ENVIRONMENTAL REGULATIONS AND MATTERS

JRM is subject to the existing and evolving standards relating to the environment. These laws include the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended, and similar laws which provide for responses to and liability for releases of hazardous substances into the environment; and the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act and other federal laws, each as amended, and similar foreign, state or local counterparts to these federal laws, which regulate air emissions, water discharges, hazardous substances and wastes, and require public disclosure related to use of various hazardous substances. JRM's operations are also governed by laws and regulations relating to workplace safety and worker health, primarily Occupational Safety and Health Act and regulations promulgated thereunder. JRM believes that its facilities are in substantial compliance with current regulatory standards.

JRM's compliance with U.S. federal, state and local environmental control and protection regulations necessitated capital expenditures of $300,000 in fiscal year 1996, and it expects such capital expenditures will not be material for
the foreseeable future.   JRM cannot predict all of the environmental
requirements or circumstances which will exist in the future but it anticipates that environmental control and protection standards will become increasingly stringent and costly. Complying with existing environmental regulations resulted in a charge against income before taxes of approximately $1,209,000 in fiscal year 1996.

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

JRM purchased engineering services from McDermott International based on charges to unrelated parties for similar work and for general and administrative activities based on an allocation of cost. Effective April 1, 1996, JRM and McDermott International, through subsidiaries, created an equally owned joint venture which is a preferred (but not exclusive) provider of engineering services to certain subsidiaries of McDermott International in the U.S. for onshore-related work and to JRM for offshore-related work. The charges for such services are to be based on charges to unrelated parties for similar work and for general and administrative activities based on allocation of cost. Arrangements for pricing these services will be reviewed periodically by the parties.

While JRM's employee liability, comprehensive, general liability, property, marine and other insurance programs are placed through commercial insurance carriers, substantially all of such employee liability exposure is reinsured, and significant deductibles under JRM's other insurance programs are insured, by wholly owned insurance subsidiaries of McDermott International. The premiums charged by such insurance companies of McDermott International for such insurance are based upon the claims experience and forecasted activities of JRM and its subsidiaries. Management believes this approach is more cost effective as there is generally no commercial market for insurance on the same economic terms for these types of exposure.

Item 3.   LEGAL PROCEEDINGS

JRM is named as a defendant in numerous lawsuits arising in the ordinary course of business, some of which involve substantial damage claims. While the outcome of these lawsuits cannot be predicted with certainty, management does not expect these matters to have a material adverse effect on the consolidated financial position of JRM.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

                                 P A R T   I I


Item 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

JRM's Common Stock commenced trading on the New York Stock Exchange on January 31, 1995. High and low stock prices for fiscal year ended March 31, 1996 and from January 31, 1995 through March 31, 1995 follow:


                                FISCAL YEAR 1996


                                  SALES PRICE
                                  -----------
QUARTER ENDED               HIGH              LOW
- -------------               ----              ---
June 30, 1995           $  28-5/8          $  21-1/2

September 30, 1995         24-3/8             20-3/4

December 31, 1995          22-7/8               15

March 31, 1996             21-7/8               16


                          JANUARY 31 - MARCH 31, 1995


                                  SALES PRICE
                                  -----------

                            HIGH              LOW
                            ----              ---
                         $  27-1/4        $  19-5/8


JRM has not paid any dividends on its Common Stock since inception, and management does not anticipate any such dividends will be paid for the foreseeable future. As of March 31, 1996, the approximate number of record holders of Common Stock was 173.

Item 6.  SELECTED FINANCIAL DATA

                                                  FOR THE FISCAL YEARS ENDED MARCH 31,
                               1996            1995             1994             1993             1992
                               ----            ----             ----             ----             ----

                                                          (In thousands)
Revenues                   $1,227,841       $1,127,320       $1,193,881       $1,601,060      $1,903,281

Income (Loss)
 before Cumulative
 Effect of Accounting
 Changes                   $      187       $   60,700       $  119,137       $   95,756      $   (2,874)

Net Income (Loss)          $      187       $   59,374       $  119,137       $   37,011      $   (2,874)

Net Loss Applicable
 to Common Stock           $   (7,524)               -                -                -               -

Primary and Fully
 Diluted Loss Per
 Common Share              $    (0.19)               -                -                -               -

Total Assets               $1,537,745       $1,482,262       $1,007,609       $  932,528      $  984,063

Long-Term Debt             $  114,532       $   93,872       $    2,092       $    1,115      $    2,105


Notes Payable to
 McDermott
 International                231,000          231,000          281,419          239,301         285,097
                              -------          -------          -------          -------         -------

Total Long-Term
 Debt                      $  345,532       $  324,872       $  283,511       $  240,416      $  287,202

See Note 1 to the consolidated financial statements regarding the basis of presentation of the selected financial data and the adoption of SFAS No. 112 in fiscal year 1995 and see Note 3 regarding the acquisition of OPI. Fiscal year 1993, includes the cumulative effect of accounting change of the adoption of SFAS No. 106.

Results for fiscal year 1995 include the accounts and operations of OPI for the periods after the Merger. Earnings per Common Share are not presented for fiscal years 1992 through 1995 because JRM was not a separate entity with its own capital structure during those periods.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following discussion presents the results of operations of JRM for the periods indicated and includes the accounts of the subsidiaries, divisions and controlled joint ventures that McDermott International contributed to JRM prior to the Merger with OPI. For the periods after the Merger, the discussion includes the accounts and operations of JRM on a stand alone basis (including the contribution from OPI from January 31, 1995). For fiscal year 1994 and through the date of the Merger, certain expenses included in the consolidated financial statements include charges from McDermott International for direct costs, allocation of corporate overhead and interest on intercompany debt. Management believes that the allocation methods were reasonable, and that the allocations were representative of what costs would have been on a stand alone basis. However, the assets, liabilities and capital structure of JRM after the Merger differ significantly from the assets, liabilities and capital structure of JRM prior to the Merger (which reflected substantially all of International's marine construction services business), and accordingly, the following discussion should be read in conjunction with the Notes to the Consolidated Financial Statements.

A significant portion of JRM's revenues and operating results are derived from its foreign operations. As a result, JRM's operations and financial results are affected by international factors, such as changes in foreign currency exchange rates. JRM's policy attempts to minimize its exposure to changes in foreign currency exchange rates by attempting to match foreign currency contract receipts with like foreign currency disbursements. To the extent that it is unable to match the foreign currency receipts and disbursements related to its contracts, its practice of entering into forward exchange contracts to hedge foreign currency transactions reduces the impact of foreign exchange rate movements on JRM's operating results.

In recent periods, the market for marine construction services has been relatively weak. This lower level of market activity, combined with the overcapacity in the industry, has resulted in substantial pressure on pricing and operating margins. JRM's business tends to follow the overall capital expenditure cycles of the oil and gas industry. The recent focus in the offshore segment of the oil and gas industry has been on expanding exploration and development activity in deepwater and very deep water regions, such as the North Sea, the North Atlantic and the deepwater regions of the Gulf of Mexico. While this activity has not yet begun to generate significant demand for marine construction services, it has resulted in a recent increase in the demand for offshore drilling rigs, which historically has been a leading indicator for an upturn in the demand cycle for marine construction services.

In general, JRM's performance is a function of the level of oil and gas development activity in the world's major hydrocarbon producing regions. As a result, JRM's revenues and profitability reflect some variability associated with the timing of the completion of significant development projects and the commencement of others as to which JRM has contracts, as well as the worldwide volume of projects and their geographic distribution. JRM's recent operating results have been adversely impacted by a substantial decline in the number of projects generating demand for marine constructions services in the Southeast Asia market. JRM believes this decline is only temporary and is largely due to project timing. This decline has had an adverse effect on other markets as a result of the migration of equipment and other resources previously allocated to the Southeast Asia market to other markets and the resultant pressure on pricing in those markets caused by the increased capacity. Based on its ongoing dialogue with existing customers with respect to possible future projects, JRM expects improvements in certain of its significant markets, including Southeast Asia and the Gulf of Mexico. JRM believes that some level of improvement in market activity is reflected in an increase in the backlog relating to contracts to be performed by JRM's unconsolidated joint ventures from $978,000,000 at March 31, 1995 to $1,374,000,000 at March 31, 1996.
Notwithstanding these signs of
improvement, JRM cannot, at this time, predict the timing or extent of any improvement in the industry or the future level of demand for JRM services.

The foregoing statements regarding JRM's markets and the other statements in this discussion are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, among others, the uncertainties relating to offshore development decisions to be made by oil and gas exploration and development companies.

FISCAL YEAR 1996 VS FISCAL YEAR 1995

Revenues increased $100,521,000 to $1,227,841,000 primarily due to higher purchased engineered equipment and subcontract activities in the North Sea related to the B.P. Exploration Foinaven Development program west of the Shetlands in the North Atlantic, higher revenues in North America and revenues resulting from the acquisition of OPI. These increases were partially offset by lower revenues in the Far East.

Operating income by geographic area decreased $33,814,000 to $33,152,000 primarily due to higher amortization expense relating to goodwill and other intangibles resulting from the acquisition of OPI on January 31, 1995. There were also lower margins due to the completion of higher profit margin contracts in the Far East and the Middle East during fiscal year 1995, lower volume in the Far East this year, lower operating income in North America on offshore activities because of weather downtime and lower margins on certain contracts. This decrease was partially offset by higher volume and margins in North America on fabrication activities this year. In addition, there were operating losses associated with the fabrication yard in Scotland and accelerated depreciation of $4,314,000 on certain marine equipment in the Far East in the prior year.

Equity in income of investees decreased $13,733,000 to $9,124,000. This decrease was primarily due to lower results from both the HeereMac and McDermott-ETPM West, Inc. joint ventures. The revenues of these two joint ventures declined from $656,490,000 to $542,772,000, primarily in the Gulf of Mexico, the Far East and the North Sea, partially offset by increased volume in West Africa. The equity income from these two joint ventures declined from $24,759,000 to $3,616,000 as a result of reduced volume and margins in the North Sea. Together these two significant investees accounted for 40% of equity earnings of investees. While both joint ventures performed at low levels during fiscal 1996, worldwide demand for offshore drilling rigs has increased and the increased level of oil and gas discoveries has resulted in an increase in these joint ventures' backlog. Equity income in fiscal year 1996 benefitted from the inclusion of the results of the CMM Mexican joint venture which was not a part of JRM's marine construction services business in the prior period and higher operating activity from the Brown & Root McDermott Fabricators Limited joint venture which was formed in the last quarter of the prior year.

Backlog at March 31, 1996 and 1995 was $977,896,000 and $1,002,968,000,
respectively. Not included in backlog at March 31, 1996 and 1995 was backlog relating to contracts to be performed by its unconsolidated joint ventures of approximately $1,374,000,000 and $978,000,000, respectively.

The activity of JRM (including its investees) depends mainly on the capital expenditures of oil and gas companies and foreign governments for developmental construction. These expenditures are influenced by the selling price of oil and gas along with the cost of production and delivery, the terms and conditions of offshore leases, the discovery rates of new reserves offshore, the ability of the oil and gas industry to raise capital, and local and international political and economic conditions.

Oil company capital exploration and production budgets in calendar year 1996 are higher than 1995 expenditures. While oil prices remain flat, natural gas prices have increased significantly as compared to calendar year 1995. Expenditures in both domestic and international areas are expected to increase; domestic at a higher rate. Worldwide demand for offshore drilling rigs has increased and this, historically, has been a leading indicator for an increase in the need for marine construction services. JRM's markets are expected to begin to emerge from the competitive environment that has put pressure on margins in prior periods.

Interest income decreased $3,284,000 to $6,014,000 primarily due to settlement of claims for interest relating to foreign tax refunds and contract claims of $4,868,000 in the prior year.

Interest expense increased $17,229,000 to $42,387,000 primarily due to interest on the 12.875% Guaranteed Senior Notes which were assumed in connection with the acquisition of OPI, and changes in other debt obligations and interest rates prevailing thereon.

Other-net income increased $4,162,000 to $11,190,000 primarily due to minority shareholder participation in the increased losses of the McDermott-ETPM East joint venture.

The provision for income taxes decreased $3,993,000 to $4,892,000 while income before provision for income taxes and cumulative effect of accounting changes decreased $64,506,000 to $5,079,000. The reduction in income taxes is primarily due to a decrease in income and a reappraisal of approximately $4,800,000 of liabilities in certain foreign tax jurisdictions. In addition, JRM operates in many different tax jurisdictions. Within these jurisdictions, tax provisions vary because of nominal rates, allowability of deductions, credits and other benefits, and even tax basis (for example, revenue versus income). These variances, along with variances in the mix of income within jurisdictions, are responsible for shifts in the effective tax rate. As a result of these factors, the provision for income taxes was 96% of pretax income for the fiscal year ended March 31,1996, compared to a provision of 13% of pretax income for the fiscal year ended March 31, 1995 .

Net income decreased $59,187,000 to $187,000. This decrease included the cumulative effect of the adoption of SFAS No. 112 of $1,326,000 in the prior year, in addition to other items described above.

FISCAL YEAR 1995 VS FISCAL YEAR 1994

Revenues decreased $66,561,000 to $1,127,320,000 primarily due to lower volume in worldwide marine and domestic fabrication operations. These decreases were partially offset by the inclusion of revenues as a result of the acquisition of OPI (approximately $44,000,000) on January 31, 1995 and Northern Ocean Services ("NOS") ($59,644,000 for the full fiscal year) in February 1994, and higher volume in foreign fabrication and procured materials.

Operating income by geographic area increased $7,094,000 to $66,966,000 (including $4,993,000 from OPI) primarily due to improved margins in foreign marine operations, inclusion of the operating results of NOS for the full fiscal year, and higher volume in foreign fabrication and procured materials. These increases were partially offset by higher operating expenses.

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

Net income decreased $59,763,000 to $59,374,000. This decrease included the cumulative effect of the adoption of SFAS No. 112 of $1,326,000, in addition to other items described above.

Effects of Inflation and Changing Prices

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

Liquidity and Capital Resources

During fiscal year 1996, JRM's cash and cash equivalents increased $114,184,000 to $166,408,000 and total debt increased $21,146,000 to $441,662,000. During this period JRM used cash of $48,906,000 in operating activities; $38,033,000 for additions to property, plant and equipment; $29,620,000 for the conversion of a barge to a floating production unit; $7,928,000 for dividends on JRM's preferred stock; $6,827,000 for investments in equity investees; and $6,808,000 for repayment of long-term debt. Also during this period JRM received cash of $133,693,000 from the proceeds of asset sales; $37,097,000 from the return of capital from the HeereMac joint venture; and $30,000,000 from a deposit in advance on the sale of certain equipment.

Lower accounts receivable are primarily due to timing of the collection of billings on contracts performed in the Middle and Far East. Decreases in trade payables reflect the settlement of the Britoil contract for Atlantic Fontier Programme Development of Foinaven Phase One Facility ("Foinaven"). Accounts payable to McDermott International increased $42,423,000, of which approximately $21,000,000 has been settled subsequent to March 31, 1996. Increases in net contracts in progress and advance billings were primarily due to the timings of billings on the Foinaven contract.

Expenditures for property, plant and equipment decreased $2,049,000 to $38,033,000 in fiscal year 1996. While the majority of these expenditures were incurred to maintain and replace existing facilities, $8,669,000 was expended for installation of a new pipe reel system on a marine barge. In addition to expenditures for property, plant and equipment, JRM expended $29,620,000 in fiscal year 1996 for the conversion of a barge to a floating production unit which is now leased to a third party. The barge conversion was financed by $21,700,000 in loan facilities, of which $21,139,000 was outstanding at March 31, 1996. JRM has committed to make capital expenditures of $30,385,000 during fiscal year 1997.

At March 31, 1996 and 1995, JRM had available to it various uncommitted short-term lines of credit from banks totaling $142,645,000 and $118,231,000, respectively. Borrowings by JRM against these lines of credit at March 31, 1996 and 1995 were $85,251,000 and $24,750,000, respectively. JRM also had available a $150,000,000 unsecured and committed revolving credit facility on which no borrowings were outstanding at March 31, 1996. JRM is restricted, as a result of the consolidated tangible net worth covenant in this agreement, in its ability to transfer funds to International and its subsidiaries through cash dividends or through unsecured loans or investments. As of March 31, 1996 approximately $13,000,000 of JRM's net assets were not subject to this restriction.

In consideration for the contribution of substantially all of McDermott International's marine construction services business, JRM issued 3,200,000 shares of Series A $2.25 Cumulative Convertible Preferred Stock, $231,000,000 9% Senior Subordinated Notes due 2001 and a $39,750,000 Floating Rate Note at 7.69% at the Merger Date to International. The Floating Rate Note of $20,543,000 was repaid during March 1996. In addition, a subsidiary of JRM assumed all of OPI's $70,000,000 12-7/8% Guaranteed Senior Notes due 2002. The Notes due 2002 are redeemable at the option of the subsidiary of JRM after June 1997.

During March 1996, JRM sold the vessels DB101 and DB102 (previously leased to the HeereMac joint venture) to the HeereMac joint venture for $240,969,000, including $30,000,000 as a deposit in advance of the sale of certain equipment.
 Consideration received included cash of $135,969,000 and a promissory note of
$105,000,000 bearing interest at a rate of 7.75%.   The cash portion of the
purchase price was funded in part through a $200,000,000 stand-alone credit arrangement obtained by the HeereMac joint venture. Proceeds from the sale were used to repay JRM's Floating Rate Note to McDermott International and to repay other indebtedness of approximately $72,000,000. The remaining proceeds were invested in cash equivalents. As a result of the sale, JRM recorded a deferred gain of $103,239,000, which it is amortizing over 12 years.

Working capital increased $195,997,000 to $169,409,000 at March 31, 1996 from a deficit of $26,588,000 at March 31, 1995. This increase includes the vessel sale described above. During 1997, JRM expects to obtain funds to meet capital expenditure, working capital and debt maturity requirements from operating activities and disposals of non-strategic assets. Leasing agreements for equipment, which are short-term in nature, are not expected to impact JRM's liquidity or capital resources. JRM is also considering the issuance of public debt, the proceeds of which, in part, would be used to repay its Note Payable to McDermott International of $231,000,000.

JRM joint ventures are largely financed through their own resources, including, in some cases, stand-alone borrowing arrangements. Historically, JRM has obtained funds from its joint ventures through chartering arrangements, whereby it charters vessels to the joint ventures for use in their operations, as well as through distributions from the joint ventures. While JRM and other parties to the joint venture arrangements generally must agree on the amount of cash flow to be distributed, the joint ventures have historically distributed to their respective owners cash in excess of estimated working capital requirements, based on owners' relative ownership percentages.

During fiscal year 1996 and 1995, JRM paid dividends of $7,200,000 and $900,000, respectively, on its Series A Preferred Stock and $511,000 and $217,000, respectively, on its Series B Preferred Stock. JRM has annual preferred stock dividend requirements of $7,200,000 on its Series A Preferred Stock. During fiscal year 1996, 458,382 shares of

Series B Preferred Stock were converted into 1,065,193 shares of common stock and the remaining 250 shares were redeemed for cash.

At March 31, 1996, the ratio of long-term debt (including notes payable to McDermott International) to total stockholders' equity was 0.61 as compared with 0.58 at March 31, 1995.

JRM has provided a valuation allowance ($16,216,000 at March 31, 1996) for deferred tax assets which cannot be realized through carrybacks and future reversals of existing taxable temporary differences. Management believes that remaining deferred tax assets ($34,444,000 at March 31, 1996) are realizable through carrybacks and future reversals of existing taxable temporary differences. Management will continue to assess the adequacy of the valuation allowance on a quarterly basis.

New Accounting Standards

In March 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," effective for fiscal years beginning after December 15, 1995. SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS No. 121 also applies to similar assets that are held for disposal, except for the assets of a discontinued operation. JRM has not yet finalized its review of the impact of this statement, but it is not expected to have a material impact on the consolidated financial statements.

In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation," effective for fiscal years beginning after December 15, 1995. SFAS No. 123 establishes financial accounting and reporting standards for stock- based employee compensation plans. JRM has not yet finalized its review of the provisions of this statement, and accordingly, has not yet determined whether it will adopt SFAS No. 123 for expense recognition purposes, or continue to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and make the pro forma information disclosures required under the new standard.

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

May 15, 1996

                         REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Stockholders
J. Ray McDermott, S. A.


We have audited the accompanying consolidated balance sheet of J. Ray McDermott, S.A. as of March 31, 1996 and 1995, and the related consolidated statements of income, equity and cash flows for each of the three years in the period ended March 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of J. Ray McDermott, S.A. at March 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 1996, in conformity with generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for postemployment benefits in 1995.


                                        ERNST & YOUNG LLP


New Orleans, Louisiana
May 15, 1996

                             J. RAY McDERMOTT, S.A.
                           CONSOLIDATED BALANCE SHEET
                            MARCH 31, 1996 and 1995


                                     ASSETS

                                                                                   1996             1995
                                                                                   ----             ----
                                                                                         (In thousands)
Current Assets:
  Cash and cash equivalents                                                  $      166,408    $       52,224
  Accounts receivable - trade                                                       193,643           244,212
  Accounts receivable - unconsolidated
      affiliates                                                                     46,209            56,104
  Accounts receivable - other                                                        57,421            33,830
  Contracts in progress                                                             181,375            54,947
  Other current assets                                                               57,291            28,819
- -------------------------------------------------------------------------------------------------------------
  Total Current Assets                                                              702,347           470,136
- -------------------------------------------------------------------------------------------------------------
Property, Plant and Equipment, at Cost:
  Land                                                                               21,175            21,948
  Buildings                                                                          76,774            82,490
  Machinery and equipment                                                         1,070,326         1,374,672
  Property under construction                                                        17,958            25,607
- -------------------------------------------------------------------------------------------------------------
                                                                                  1,186,233         1,504,717

  Less accumulated depreciation                                                     793,833           910,555
- -------------------------------------------------------------------------------------------------------------
Net Property, Plant and Equipment                                                   392,400           594,162
- -------------------------------------------------------------------------------------------------------------
Excess of Cost Over Fair Value of Net Assets of
  Purchased Businesses Less Accumulated
  Amortization of  $28,799,000 at March 31, 1996
  and $5,483,000 at March 31, 1995                                                  316,863           245,179
- -------------------------------------------------------------------------------------------------------------
Investment in Unconsolidated Affiliates                                              72,806           105,283
- -------------------------------------------------------------------------------------------------------------
Other Assets                                                                         53,329            67,502
- -------------------------------------------------------------------------------------------------------------
  TOTAL                                                                      $    1,537,745    $    1,482,262
=============================================================================================================

See accompanying notes to consolidated financial statements.

                             LIABILITIES AND EQUITY

                                                                                    1996                1995
                                                                                    ----                ----
                                                                                         (In thousands)

Current Liabilities:
  Notes payable and current maturities of long-term debt                     $       96,130    $       55,894
  Note payable to McDermott International                                            -                 39,750
  Accounts payable                                                                  103,473           136,104
  Accounts payable to McDermott International                                        47,695             5,272
  Accrued contract costs                                                             69,827            53,610
  Accrued liabilities - other                                                       120,515           105,242
  Deposit on equipment sale                                                          30,000                 -
  Advance billings on contracts                                                      36,581            62,495
  U.S. and foreign income taxes                                                      28,717            38,357
- -------------------------------------------------------------------------------------------------------------

         Total Current Liabilities                                                  532,938           496,724
- -------------------------------------------------------------------------------------------------------------
Long-Term Debt                                                                      114,532            93,872
- -------------------------------------------------------------------------------------------------------------
Note Payable to McDermott International                                             231,000           231,000
- -------------------------------------------------------------------------------------------------------------
Deferred and Non-Current Income Taxes                                                50,016            44,697
- -------------------------------------------------------------------------------------------------------------
Other Liabilities                                                                    55,362            56,498
- -------------------------------------------------------------------------------------------------------------
Contingencies
- -------------------------------------------------------------------------------------------------------------
Stockholders' Equity:
 Preferred Stock, par value $.01 per share,
  authorized 10,000,000 shares:
    Series A $2.25 cumulative convertible,
      outstanding 3,200,000 shares
      (liquidation preference $160,000,000)                                              32                32
    Series B $2.25 cumulative convertible
      exchangeable, outstanding 458,632
      shares at March 31, 1995                                                            -                 5
 Common stock, par value $0.01 per share,
  authorized 60,000,000 shares; outstanding
  40,197,946 at March 31, 1996 and
  38,649,349 at March 31, 1995                                                          402               386
 Capital in excess of par value                                                     581,609           580,279
 Deficit                                                                            (14,576)           (6,598)
 Currency  translation adjustments                                                  (13,570)          (14,633)
- -------------------------------------------------------------------------------------------------------------
         Total  Stockholders' Equity                                                553,897           559,471
- -------------------------------------------------------------------------------------------------------------
         TOTAL                                                               $    1,537,745    $    1,482,262
=============================================================================================================

                             J. RAY McDERMOTT, S.A.
                        CONSOLIDATED STATEMENT OF INCOME
                FOR THE THREE FISCAL YEARS ENDED MARCH 31, 1996

                                                               1996                1995                  1994
                                                               ----                ----                  ----
                                                                              (In thousands)
Revenues                                            $     1,227,841     $     1,127,320       $     1,193,881
Costs and Expenses:
 Cost of operations (excluding
   depreciation and amortization)                         1,004,412             887,223               976,636
 Depreciation and amortization                               85,566              70,372                53,627
 Selling, general and
   administrative expenses                                  116,725             114,165               115,428
- -------------------------------------------------------------------------------------------------------------
                                                          1,206,703           1,071,760             1,145,691
- -------------------------------------------------------------------------------------------------------------
Operating Income before Equity in
    Income of Investees                                      21,138              55,560                48,190

Equity in Income of Investees                                 9,124              22,857               106,593
- -------------------------------------------------------------------------------------------------------------
    Operating Income                                         30,262              78,417               154,783
- -------------------------------------------------------------------------------------------------------------
Other Income (Expense):
  Interest income                                             6,014               9,298                 3,483
  Interest expense                                          (42,387)            (25,158)              (20,076)
  Other-net                                                  11,190               7,028                 8,997
- -------------------------------------------------------------------------------------------------------------
                                                            (25,183)             (8,832)               (7,596)
- -------------------------------------------------------------------------------------------------------------
Income before Provision for Income
  Taxes and Cumulative Effect of
  Accounting Change                                           5,079              69,585               147,187

Provision for Income Taxes                                    4,892               8,885                28,050
- -------------------------------------------------------------------------------------------------------------
Income before Cumulative Effect
  of Accounting Change                                          187              60,700               119,137

Cumulative Effect of Accounting Change                            -              (1,326)                    -
- -------------------------------------------------------------------------------------------------------------
Net Income                                         $            187     $        59,374       $       119,137
=============================================================================================================
Net Loss Applicable to Common Stock
  (after Preferred Stock dividends)                $         (7,524)
===================================================================

                                                                       CONTINUED

                                                                          1996
                                                                          ----
LOSS PER COMMON AND COMMON
    EQUIVALENT SHARE (PRIMARY
    AND FULLY DILUTED)                                                 $  (0.19)
===============================================================================


CASH DIVIDENDS:

    Per preferred share                                                $   2.25
- -------------------------------------------------------------------------------


Earnings per share are not presented for fiscal years 1995 and 1994 because JRM was not a separate entity with its own capital structure for those periods.

See accompanying notes to consolidated financial statements. Significant related party transactions are disclosed in Note 6.

J. RAY McDERMOTT, S.A.
CONSOLIDATED STATEMENT OF EQUITY
FOR THE THREE FISCAL YEARS ENDED MARCH 31, 1996
(In thousands, except for share amounts)

                                                                    Preferred Stock
                                             ----------------------------------------------------------------
                                                    Series A                                Series B
                                             --------------------------          ----------------------------
                                                                   Par                                   Par
                                             Shares               Value           Shares                Value
                                             ------               -----           ------                -----
Balance March 31, 1993                            -           $   -                    -               $    -
- -------------------------------------------------------------------------------------------------------------
Net income                                        -               -                    -                    -
Translation adjustments                           -               -                    -                    -
Distributions to McDermott
  International                                   -               -                    -                    -
- -------------------------------------------------------------------------------------------------------------
Balance March 31, 1994                            -               -                    -                    -
- -------------------------------------------------------------------------------------------------------------
Net Income                                        -               -                    -                    -
Preferred dividends                               -               -                    -                    -
Translation adjustments                           -               -                    -                    -
Distributions to McDermott
  International                                   -               -                    -                    -
Contribution of McDermott
  International's marine con-
  struction services business             3,200,000              32                    -                    -
Acquisition of Offshore Pipelines,
  Inc.                                            -               -              458,632                    5
Exercise of stock options                         -               -                    -                    -
Loss on investments                               -               -                    -                    -
- -------------------------------------------------------------------------------------------------------------
Balance March 31, 1995                    3,200,000              32              458,632                    5
- -------------------------------------------------------------------------------------------------------------
Net income                                        -               -                    -                    -
Preferred dividends                               -               -                    -                    -
Preferred stock conversion                        -               -             (458,632)                  (5)
Translation adjustments                           -               -                    -                    -
Exercise of stock options                         -               -                    -                    -
Tax benefit on exercise of stock
  options                                         -               -                    -                    -
Restricted stock purchases - net                  -               -                    -                    -
Contributions to thrift plan                      -               -                    -                    -
Deferred career executive
  stock plan expense                              -               -                    -                    -
Loss on investments                               -               -                    -                    -
Minimum pension liability                         -               -                    -                    -
Division of McDermott
  International pension plan                      -               -                    -                    -
- -------------------------------------------------------------------------------------------------------------
Balance March 31, 1996                    3,200,000           $  32                    -               $    -
=============================================================================================================

See accompanying notes to consolidated financial statements.

        Common Stock
    ------------------------         Capital                                         Currency
                       Par          In Excess                         Owner's       Translation
    Shares             Value      Of Par Value        Deficit         Equity        Adjustments        Total
    ------            ------      ------------        -------       ---------       -----------     ----------
        -         $        -     $           -       $      -      $  191,104      $    (21,481)    $  169,623
- --------------------------------------------------------------------------------------------------------------
        -                  -                 -              -         119,137                 -        119,137
        -                  -                 -              -               -            (5,444)        (5,444)

        -                  -                 -              -         (30,295)                -        (30,295)
- --------------------------------------------------------------------------------------------------------------
        -                  -                 -              -         279,946           (26,925)       253,021
- --------------------------------------------------------------------------------------------------------------
        -                  -                 -          (5,106)        64,480                 -         59,374
        -                  -                 -          (1,117)             -                 -         (1,117)
        -                  -                 -               -              -            12,292         12,292

        -                  -                 -               -        (46,249)                -        (46,249)


24,668,297               246           231,277               -       (298,177)                -        (66,622)

13,917,946               139           348,573               -              -                 -        348,717
    63,106                 1               429               -              -                 -            430
         -                 -                 -            (375)             -                 -           (375)
- --------------------------------------------------------------------------------------------------------------
38,649,349               386           580,279          (6,598)             -           (14,633)       559,471
- --------------------------------------------------------------------------------------------------------------
         -                 -                 -             187              -                 -            187
         -                 -                 -          (7,711)             -                 -         (7,711)
 1,065,193                11               (13)              -              -                 -             (7)
         -                 -                 -               -              -             1,063          1,063
   353,978                 4             1,527               -              -                 -          1,531

         -                 -             2,629               -              -                 -          2,629
    49,070                 -                39               -              -                 -             39
    80,356                 1             1,585               -              -                 -          1,586

         -                 -               148               -              -                 -            148
         -                 -                 -            (452)             -                 -           (452)
         -                 -                 -              (2)             -                 -             (2)

         -                 -            (4,585)              -              -                 -         (4,585)
- --------------------------------------------------------------------------------------------------------------
40,197,946        $      402     $     581,609       $ (14,576)    $        -      $    (13,570)    $  553,897
==============================================================================================================

                             J. RAY McDERMOTT, S.A.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                FOR THE THREE FISCAL YEARS ENDED MARCH 31, 1996

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                  1996               1995              1994
                                                                  ----               ----              ----
                                                                              (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income                                               $           187     $       59,374     $     119,137
- -------------------------------------------------------------------------------------------------------------
Adjustments to reconcile net income
  to net cash provided by (used in)
  operating activities:
    Depreciation and amortization                                 85,566             70,372            53,627
    Equity in income of investees
         less dividends                                           (6,833)            42,810           (47,414)
    Gain on sale and disposal of assets                           (2,530)            (1,862)           (2,997)
    Provision for (benefit from) deferred taxes                   (2,338)           (35,769)            3,616
    Other                                                         (3,461)             1,253           (23,410)
    Changes in assets and liabilities, net of effects
      from acquisitions:
         Accounts receivable                                      49,005             28,290            85,955
         Net  contracts in progress and advance
           billings                                             (150,121)            13,081            25,506
         Accounts payable                                        (23,430)           (46,707)          (29,490)
         Accrued contract costs                                   16,217               (692)          (14,836)
         Accrued liabilities                                      (3,142)           (32,997)          (24,336)
         Income taxes                                             (9,927)             9,958            (6,525)
         Other, net                                                1,901            (28,086)           (3,315)
- -------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) OPERATING
    ACTIVITIES                                                   (48,906)            79,025           135,518
- -------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:

Acquisition                                                            -             10,828                 -
Purchases of property, plant and
    equipment                                                    (38,033)           (40,082)          (18,898)
Proceeds from sale and disposal of assets                        133,693             15,580             3,938
Investment in asset held for lease                               (29,620)            (6,711)                -
Increase in notes receivable from
    McDermott International                                            -            (16,802)          (50,096)
Investments in equity investees                                   (6,827)              (398)                -
Returns of capital from equity investees                          37,097                  -                 -
Deposit on equipment sale                                         30,000                  -                 -
Other                                                               (452)              (375)                -
- -------------------------------------------------------------------------------------------------------------
NET CASH  PROVIDED BY (USED IN) INVESTING
    ACTIVITIES                                                   125,858            (37,960)          (65,056)
- -------------------------------------------------------------------------------------------------------------

                                                                       CONTINUED


                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                  1996             1995               1994
                                                                  ----             ----               ----

                                                                              (In thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:

Payment of long-term debt                                $        (6,808)    $         (132)     $          -
Issuance of long-term debt                                        32,756              2,348                 -
Increase in short-term
    borrowings                                                    36,001             22,348             1,627
Decrease  in notes payable
    to McDermott International                                   (20,542)           (19,705)          (13,927)
Distributions to McDermott
    International                                                      -            (46,249)          (30,295)
Issuance of common stock                                           4,197                430                 -
Preferred dividends paid                                          (7,928)              (900)                -
Other                                                               (523)              (667)             (410)
- -------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) FINANCING
    ACTIVITIES                                                    37,153            (42,527)          (43,005)
- -------------------------------------------------------------------------------------------------------------
EFFECTS OF EXCHANGE RATE CHANGES
    ON CASH                                                           79                343            (1,108)
- -------------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND
    CASH EQUIVALENTS                                             114,184             (1,119)           26,349
- -------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT BEGINNING
    OF YEAR                                                       52,224             53,343            26,994
- -------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END
    OF YEAR                                              $       166,408     $       52,224     $      53,343
=============================================================================================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for:
    Interest (net of amount capitalized)                 $        41,905     $       23,146     $      20,080
    Income taxes (net of refunds)                        $        11,277     $       21,910     $      15,233
- -------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                             J. RAY McDERMOTT, S.A.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE THREE FISCAL YEARS ENDED MARCH 31, 1996

NOTE 1 - BASIS OF PRESENTATION

J. Ray McDermott, S.A. ("JRM") was incorporated on March 22, 1994 in the Republic of Panama and had no significant operations prior to January 31, 1995 when McDermott International, Inc. ("International") contributed substantially all of its marine construction services business to JRM and JRM acquired Offshore Pipelines, Inc. ("OPI"). See Note 3 to the consolidated financial statements.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements are presented in U.S. Dollars in accordance with accounting principles generally accepted in the United States. The consolidated financial statements include the accounts of JRM, and all subsidiaries and controlled joint ventures. Investments in joint ventures and other entities which JRM does not control but has significant influence are accounted for on the equity method. Differences between the cost of equity method investments and the amount of underlying equity in net assets of the investees are amortized systematically to income. All significant intercompany transactions and accounts have been eliminated. Certain amounts previously reported have been reclassified to conform with the presentation at March 31, 1996.

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Change  in Accounting Policy

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

Income Taxes

Income taxes have been provided using the liability method in accordance with SFAS No. 109, "Accounting for Income Taxes". Prior to the January 31, 1995 contribution by International, the U.S. subsidiaries and divisions of JRM were included in the U.S. federal income tax return filed by McDermott Incorporated ("McDermott"), a subsidiary of International. McDermott's policy for allocation of U.S. federal income taxes provided generally that the U.S. subsidiaries and divisions of JRM compute the provision for U.S. federal income taxes on a separate company basis. Subsequent to the contribution, these U.S. subsidiaries and divisions are included in the U.S. federal tax return filed by
J. Ray McDermott Holdings, Inc., a subsidiary of JRM.

Foreign Currency Translation

Assets and liabilities of foreign operations, other than operations in highly inflationary economies, are translated into U.S. Dollars at current exchange rates and income statement items are translated at average exchange rates for the year. Adjustments resulting from the translation of foreign currency financial statements are recorded in a separate component of equity. Foreign currency transaction adjustments are reported in income. Included in Other Income (Expense) are transaction gains (losses) of ($1,916,000), $711,000, and ($2,029,000) for fiscal years 1996, 1995 and 1994, respectively.

Contracts and Revenue Recognition

Contract revenues and related costs are principally recognized on a percentage of completion method for individual contracts or components thereof based upon work performed or a cost to cost method, as applicable to the product or activity involved. Revenues and related costs so recorded, plus accumulated contract costs that exceed amounts invoiced to customers under the terms of the contracts, are included in Contracts in Progress. Billings that exceed accumulated contract costs and revenues and costs recognized under percentage of completion are included in Advance Billings on Contracts. Most long-term contracts have provisions for progress payments. There are no unbilled revenues which will not be billed. Contract price and cost estimates are reviewed periodically as the work progresses and adjustments proportionate to the percentage of completion are reflected in income in the period when such estimates are revised. Provisions are made currently for all known or anticipated losses. Variations from estimated contract performance could result in a material adjustment to operating results for any fiscal quarter or year. Claims for extra work or changes in scope of work are included in contract revenues when collection is probable. Included in Accounts Receivable and Contracts in Progress are approximately $7,639,000 relating to commercial contract claims whose final settlement is subject to future negotiations or other procedures which had not been completed at March 31, 1996.

                                                                             1996                   1995
                                                                             ----                   ----
                                                                                   (In thousands)

Included in Contracts in Progress are:
Costs incurred less costs of revenue recognized                       $         52,119          $       2,795
Revenues recognized less billings to customers                                 129,256                 52,152
- -------------------------------------------------------------------------------------------------------------

Contracts in Progress                                                 $        181,375          $      54,947
=============================================================================================================
Included in Advance Billings on Contracts are:
Billings to customers less revenues recognized                        $         52,071          $      67,839
Costs incurred less costs of revenue recognized                                (15,490)                (5,344)
- -------------------------------------------------------------------------------------------------------------

Advance Billings on Contracts                                         $         36,581          $      62,495
=============================================================================================================

Included in accounts receivable - trade are amounts representing retainages on contracts as follows:

                                                                             1996                   1995
                                                                             ----                   ----
                                                                                   (In thousands)

Retainages                                                            $        21,705           $      20,864
=============================================================================================================

All of the 1996 retainages are expected to be collected within the next year.

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

Amortization of Excess of Cost Over Fair Value of Net Assets of Purchased Businesses

Excess of the cost over fair value of net assets of purchased businesses primarily pertains to the acquisition of OPI and is being amortized on a straight-line basis over 15 years. Management periodically reviews goodwill to assess recoverability, and impairments would be recognized in operating results if a permanent diminution in value were to occur.

Earnings Per Share

Primary earnings per share is based on the weighted average number of common and dilutive common equivalent shares outstanding during the year. Fully diluted earnings per share is the same as primary since the computation was antidilutive.

Capitalization of Interest Cost

In fiscal years 1996, 1995 and 1994, total interest cost incurred was $43,712,000, $25,325,000 and $20,456,000, respectively, of which $1,325,000,
$167,000 and $380,000, respectively, was capitalized.

Cash Equivalents

Cash equivalents are highly liquid investments, with maturities of three months or less when purchased.

Derivative Financial Instruments

Derivatives, primarily forward exchange contracts, are utilized to minimize exposure and reduce risk from foreign exchange fluctuations in the regular course of business. Gains and losses relating to qualifying hedges of firm commitments are deferred and recognized in income or as adjustments of carrying amounts when the hedged transactions occur. Gains and losses on forward exchange contracts which hedge foreign currency assets or liabilities are recognized in income as incurred. Such amounts effectively offset gains and losses on the foreign currency assets or liabilities that are hedged.

Accounting for Long-Lived Assets

JRM is currently reviewing SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," effective for fiscal years beginning after December 15, 1995. SFAS No. 121 established financial accounting and reporting standards for long-lived assets and certain identifiable intangibles. JRM has not yet finalized its review of the impact of this statement, but it is not expected to have a material impact on the consolidated financial statements.

Stock-Based Compensation

JRM accounts for its stock compensation arrangements under the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," but is reviewing the provisions of SFAS No. 123 "Accounting for Stock-Based Compensation," which is effective for fiscal years beginning after December 15, 1995. SFAS No. 123 establishes financial accounting and reporting standards for stock-based employee compensation plans. JRM has not yet finalized its review of the provisions of this statement, and accordingly, has not yet determined whether it will adopt SFAS No. 123 for expense recognition purposes, or continue to follow APB Opinion No. 25, and make the proforma information disclosures required under the new standard.


NOTE 3 - ACQUISITION

On January 31, 1995, JRM acquired OPI, a full-range provider of offshore marine construction and other related services to the oil and gas industry. Pursuant to the Merger Agreement, OPI investors received 13,867,946 shares of JRM common stock; options to acquire 897,818 shares of JRM common stock and 458,632 shares of JRM Series B $2.25 Cumulative Convertible Exchangeable Preferred Stock in exchange for all of the outstanding common stock, common stock options and preferred stock of OPI. The acquisition was accounted for by the purchase method and, accordingly, the purchase price ($369,868,000, including direct costs of acquisition and non-compete agreements) was allocated to the underlying assets and liabilities based upon preliminary fair values at the date of acquisition which resulted in excess cost over fair value of net assets acquired of $235,000,000. During fiscal year 1996, JRM completed certain asset and liability valuations related primarily to joint ventures, property, plant and equipment, and preacquisition contingencies resulting in an increase in excess cost over fair value of net assets acquired of $95,000,000. Additionally, during fiscal year 1996 management completed its assessment of the amortization period of excess of cost over fair value of net assets acquired and determined the amortization period should be 15 years. Operating results have been included in the Consolidated Statement of Income from the acquisition date.

Unaudited pro forma results of operations for fiscal years ended March 31, 1995 and 1994 assuming that the contribution by McDermott International of substantially all of its marine construction services business to JRM and the acquisition of OPI had occurred as of the beginning of fiscal year 1994 are: revenues of $1,442,694,000, income before cumulative effect of accounting change of $42,617,000 ($0.88 per share primary and fully diluted) and net income of $41,291,000 ($0.84 per share primary and fully diluted) for fiscal year 1995; revenues of $1,533,155,000, and net income of $118,666,000 ($2.62 per share primary and $2.58 fully diluted) for fiscal year 1994. The pro forma financial information is presented for informational purposes only and is not necessarily indicative of the operating results that would have occurred had the transaction been completed as of April 1, 1993.


NOTE 4 - INVESTMENTS IN UNCONSOLIDATED AFFILIATES

Transactions with unconsolidated affiliates which are accounted for by the equity method included sales to ($135,051,000, $136,681,000 and $78,748,000 in fiscal years 1996, 1995 and 1994, respectively, including approximately $44,491,000, $54,657,100 and $49,121,000, respectively, attributable to leasing activities) and purchases from ($9,109,000, $1,119,000, and $131,608,000 in fiscal years 1996, 1995 and 1994, respectively) these entities. Included in non-current Other Assets at March 31, 1995 was a 4% interest bearing note receivable of $5,000,000 from an unconsolidated affiliate. Included in Accounts payable at March 31, 1996 and 1995 were $4,471,000 and $3,815,000, respectively, of payables to unconsolidated affiliates.

During fiscal year 1996, JRM sold to the HeereMac joint venture the major marine vessels that it had been leasing to the joint venture. JRM received cash of $135,969,000, including a $30,000,000 deposit in advance on the sale of certain marine equipment, and a 7.75% note receivable of $105,000,000 and recorded a deferred gain of $103,239,000, which is being amortized over HeereMac's 12 year depreciable lives of the vessels. The note receivable, net of the deferred gain is included in investments in joint ventures. In addition to the vessel sale in fiscal year 1996, JRM received $37,097,000 as a return on capital from the HeereMac joint venture.

In fiscal year 1995, JRM contributed various marine construction barges with a cost of $102,602,000 and accumulated depreciation of $76,763,000 and sold a derrick barge to the HeereMac joint venture for $9,101,000. In fiscal year 1994, JRM recognized revenues of $131,000,000 on work subcontracted to HeereMac.

At March 31, 1996 and 1995, property, plant and equipment included $141,293,000 and $402,479,000, and accumulated depreciation included $89,312,000 and $230,674,000, respectively, of marine equipment that is leased to unconsolidated investees. Dividends received from unconsolidated investees were $2,291,000, $65,667,000 and $59,179,000 in fiscal years 1996, 1995 and
1994, respectively. Undistributed earnings in unconsolidated affiliates were $27,506,000 and $25,929,000, respectively, at March 31, 1996 and 1995.

Summarized combined balance sheet and income statement information based on the most recent financial information for equity investments in joint ventures and other entities are presented below:

                                                                                1996                  1995
                                                                                ----                  -----
                                                                                      (In thousands)

         Current Assets                                                 $        407,205        $     400,197
         Non-Current Assets                                                      622,900              202,673
- -------------------------------------------------------------------------------------------------------------
             Total Assets                                               $      1,030,105        $     602,870
=============================================================================================================
         Current Liabilities                                            $        405,818        $     341,306
         Non-Current Liabilities                                                 464,337               68,152
         Owners' Equity                                                          159,950              193,412
- -------------------------------------------------------------------------------------------------------------
         Total Liabilities and Owners' Equity                           $      1,030,105        $     602,870
=============================================================================================================

                                                               1996               1995               1994
                                                               ----              -----               ----
                                                                             (In thousands)

         Revenues                                        $       907,151     $      725,225   $       896,412
         Gross Profit                                    $       203,102     $      153,075   $       318,503

         Income before Provision for
           Income Taxes                                  $        16,396     $       52,899   $       213,862
         Provision for Income Taxes                                2,297              4,193             8,025
- -------------------------------------------------------------------------------------------------------------
         Net  Income                                     $        14,099     $       48,706   $       205,837
=============================================================================================================

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

Deferred income taxes reflect the net tax effects of temporary differences between the financial and tax bases of assets and liabilities. Significant components of deferred tax assets and liabilities as of March 31, 1996 and 1995 were as follows:


                                                                                 1996                   1995
                                                                                 ----                   ----
                                                                                      (In thousands)

Deferred tax assets:
    Accrued provisions for facility closings                              $          354          $     1,480
    Accrued vacation pay                                                             935                  704
    Accrued liabilities for self-insurance (including
       postretirement health care benefits)                                        9,902                  582
    Accrued liabilities for executive and
       employee incentive compensation                                             1,567                1,670
    Long-term contracts                                                            4,973                3,837
    Investments in joint ventures
       and affiliated companies                                                        -                5,179
    Accrued pension liability                                                      2,449                    -
    Accrued drydock liability                                                      2,771                1,086
    Net operating loss carryforwards                                              21,520               17,323
    Foreign tax credits                                                                -               15,662
    Property, plant and equipment                                                  1,057                4,351
    Other                                                                          5,132                1,074
- -------------------------------------------------------------------------------------------------------------

       Total deferred tax assets                                                  50,660               52,948

    Valuation allowance for deferred tax assets                                  (16,216)             (21,091)
- -------------------------------------------------------------------------------------------------------------

       Total deferred tax assets - net                                            34,444               31,857
- -------------------------------------------------------------------------------------------------------------

Deferred  tax liabilities:
    Property, plant and equipment                                                 27,808               30,031
    Long-term contracts                                                           10,149               10,064
    Prepaid pension costs                                                              -                1,846
    Investment in joint ventures and
       affiliated companies                                                          762                    -
    Other                                                                          2,695                3,882
- -------------------------------------------------------------------------------------------------------------

       Total deferred tax liabilities                                             41,414               45,823
- -------------------------------------------------------------------------------------------------------------

       Net deferred tax liabilities                                       $        6,970          $    13,966
=============================================================================================================

Income before provision for income taxes and cumulative effect of accounting changes was as follows:

                                                           1996                     1995                   1994
                                                           ----                     ----                   ----
                                                                            (In thousands)

U.S.                                               $     (1,362)           $      (3,265)        $       18,435
Other than U.S.                                           6,441                   72,850                128,752
- ---------------------------------------------------------------------------------------------------------------
                                                   $      5,079            $      69,585         $      147,187
===============================================================================================================

The provision for income taxes consists of:

                                                           1996                     1995                  1994
                                                           ----                     ----                  ----
                                                                            (In thousands)
Current:
   U.S. - Federal                                  $        986            $      30,514           $      3,388
   Other than U.S.                                        6,244                   14,140                 21,046
- ---------------------------------------------------------------------------------------------------------------
   Total current                                          7,230                   44,654                 24,434
- ---------------------------------------------------------------------------------------------------------------
Deferred:
   U.S. - Federal                                         5,426                  (31,742)                (2,579)
   Other than U.S.                                       (7,764)                  (4,027)                 6,195
- ---------------------------------------------------------------------------------------------------------------
         Total deferred                                  (2,338)                  (35,769)                3,616
- ---------------------------------------------------------------------------------------------------------------
Provision for Income Taxes                         $      4,892            $        8,885        $       28,050
===============================================================================================================

The current provision for other than U.S. income taxes in 1996, 1995 and 1994 includes a reduction of $3,763,000, $1,323,000 and $21,987,000, respectively, for the benefit of net operating loss carryforwards.

NOTE 6 - RELATED PARTY TRANSACTIONS

Transactions with subsidiaries, divisions and controlled joint ventures of McDermott International that are not disclosed elsewhere, are as follows:

                                                           1996                      1995                  1994
                                                           ----                      ----                  ----
                                                                             (In thousands)
Sale of marine construction services               $     10,243            $        2,652        $        1,221
Purchase of engineering and other services               56,008                    16,672                 7,981
Insurance premiums                                       12,908                    21,602                30,114
Postretirement health care benefits                           -                     6,075                 8,029
Pension expense (benefit)                                  (843)                   (6,679)                1,030
Selling, general and administrative expense              11,900                    19,690                21,240
Interest income                                             787                     2,920                 1,433
Interest expense                                         21,831                    20,169                18,799

The non-current notes payable to McDermott International are 9% Senior Subordinated Notes due 2001 ("9% Notes") and are redeemable at any time after September 15, 1997 (subject to any required approvals), in whole or in part, for cash, at the option of JRM, initially at a price of 105% of the principal amount, and thereafter at prices declining annually to 100% of the principal amount after September 15, 2000. The terms of the 9% Notes impose certain restrictions or limitations on, among other things, the ability of JRM to pledge its assets as security for certain indebtedness or to incur debt ranking senior to these notes. During fiscal year 1996, an agreement was reached between JRM and McDermott International whereas JRM can repurchase the 9% Notes at their face value, without any premium, plus accrued interest with part of the proceeds from a public debt offering that JRM is considering in fiscal year 1997.

Included in Accounts receivable-trade are receivables from McDermott International of $7,668,000 at March 31, 1995.

In connection with the acquisition of OPI, two directors and two officers of JRM entered into noncompetition agreements. As consideration, such directors and officers received a total of approximately $10,131,000 (including 50,000 shares of JRM's common stock valued at $1,131,000) during fiscal year 1995. In addition, one director (who resigned in April 1996) received $1,500,000 in fiscal year 1996 and will receive additional payments of $1,500,000 per year over the next four years.

In fiscal year 1995, JRM entered into an office sublease with an affiliate of a director (who resigned in April 1996) of JRM. Under the sublease which expires no later than March 1997, the affiliate is required to make monthly rental payments of approximately $18,000. During fiscal year 1996, the affiliate paid $185,000 under the sublease. Under another agreement, the affiliate manages and operates JRM's offshore producing oil and gas property for a monthly fee of $48,000 and reimbursement of certain costs. During fiscal year 1996, JRM paid $576,000 to the affiliate for out-of- pocket expenses for the management and operations of its offshore producing oil and gas property. Also during fiscal year 1996, JRM fabricated a caisson for the affiliate for $84,000. JRM sold an offshore jacket and deck to the affiliate for $1,100,000 during fiscal year 1995 and received approximately $2,000,000 from the affiliate during fiscal year 1996 pursuant to a contract to refurbish, transport and install the jacket and deck.

JRM entered into agreements with an affiliate of another director of JRM pursuant to which, the subsidiary acquired interests in certain offshore oil and gas property. During fiscal year 1996 and 1995, JRM paid $2,036,000 and $3,000,000, respectively, to the affiliate under the agreements in connection with the acquisition of its interests and the development of such property. During fiscal year 1996, JRM sold its interest in the property to the affiliate in exchange for an $8,000,000 convertible production payment relating to such property. Pursuant to the terms of the agreements entered into in connection with such sale, JRM received a right to a production payment that allows it to share in up to $8,000,000 of the net proceeds on any production from the property based upon a percentage of its original interest in such property. In December 1995, this property was placed on production and to date JRM has earned approximately $179,000 as a result of this production payment. In addition, JRM owns 140,000 shares of common stock of this affiliate and 20,000 units in a limited partnership which is also an affiliate of this director. JRM has a $15,000,000 contract to fabricate and install a platform with the limited partnership.

JRM also has entered into agreements with two affiliates of a director of JRM pursuant to which JRM will design, fabricate and install several offshore pipelines or structures. The value of these agreements exceeds $80,000,000.
As of March 31, 1996, these affiliates have paid to JRM approximately $59,000,000 for work completed under these agreements. The affiliates of the director have been invoiced for an additional $3,300,000 that is expected to be paid in the ordinary course of business.

In connection with the acquisition of OPI, JRM entered into various agreements under which McDermott International provides administrative and technical services to JRM. These services include, but are not limited to: accounting, treasury, tax administration and other financial services; human relations; computing and telecommunications; corporate officer and secretarial; purchasing; and marine systems and automation. The cost of these services to JRM for fiscal year 1996 was approximately $11,900,000.

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

JRM maintains employment agreements with certain officers and employees which contain change in control provisions that would entitle each to receive two times his three-year average annual salary plus continuation of certain benefits if there is a change in control of JRM (as defined) and a termination of his employment within two years after a change in control. These agreements also provide medical and health insurance benefits for a two-year period following the termination of employment.

NOTE 7 - NOTES PAYABLE AND LONG-TERM DEBT

                                                                           1996                     1995
                                                                           ----                     ----
                                                                                  (In thousands)

Long-term debt consists of:

Unsecured debt:
   12.87d% Guaranteed Senior Notes due 2002
    ($70,000,000 face value)                                        $         74,473          $        74,933

   Other notes payable                                                        13,401                    5,771

Secured debt:
   Floating rate notes interest at one month LIBOR
    plus 2% (6.63% inclusive at March 31, 1996)
    due 1999                                                                 21,139                         -
   Capitalized Lease Obligations                                             16,398                    19,812
- -------------------------------------------------------------------------------------------------------------
                                                                            125,411                   100,516

Less amounts due within one year                                             10,879                     6,644
- -------------------------------------------------------------------------------------------------------------
                                                                    $       114,532           $        93,872
==============================================================================================================

Notes payable and current maturities of long-term debt consist of:

                                                                           1996                     1995
                                                                           ----                     ----
                                                                                  (In thousands)

Short-term lines of credit:
   Unsecured                                                        $         85,251          $        24,750
   Secured                                                                         -                   24,500
Current maturities of long-term debt                                          10,879                    6,644
- -------------------------------------------------------------------------------------------------------------
                                                                    $         96,130          $        55,894
==============================================================================================================
Weighted average interest rate on short-term borrowings                         6.88%                     7.86%
==============================================================================================================

In connection with the Merger, JRM assumed OPI's $70,000,000 12-7/8% Guaranteed Senior Notes ("12.875% Notes"). The 12.875% Notes are subject to mandatory sinking fund requirements beginning on July 15, 2000 calculated to retire 50% of the original principal amount prior to maturity in 2002. The 12.875% Notes are redeemable, for cash, at the option of JRM, at any time on or after July 15, 1997, in whole or in part, at a price of 106.4% of the principal amount, and thereafter at prices declining annually to 100% of the principal amount on or after July 15, 2000. JRM is restricted, as a result of covenants in this credit agreement, in its ability to transfer funds to International and its subsidiaries through cash dividends or through unsecured loans or investments.

Maturities of long-term debt during the five fiscal years subsequent to March 31, 1995 are as follows: 1997 - $10,879,000; 1998 - $11,117,000; 1999 -
$15,595,000; 2000 - $70,000;  2001 - $2,000.

At March 31, 1996 and 1995, JRM had available to it various uncommitted short-term lines of credit from banks totalling $142,645,000 and $118,231,000, respectively. Borrowings by JRM against these lines of credit at March 31, 1996 and 1995 were $85,251,000 and $24,750,000, respectively. JRM also had available a $150,000,000 unsecured and committed revolving credit facility on which no borrowings were outstanding at March 31, 1996. JRM is restricted, as a result of the consolidated tangible net worth covenant in this agreement, in its ability to transfer funds to International and its subsidiaries through cash dividends or through unsecured loans or investments.

NOTE 8 - PENSION PLANS AND POSTRETIREMENT BENEFITS

Pension Plans - Prior to fiscal year 1996, JRM provided retirement benefits, primarily through employee participation, in non-contributory pension plans of McDermott International (See Note 6). Effective April 1, 1995, new plans were established for employees of JRM. As a result, a subsidiary of International transferred to JRM an accrued pension liability of approximately $4,585,000 relating to employees covered under the new plan and transferred to the plan assets, which were equal to the projected benefit obligation, of approximately $40,456,000.

JRM provides retirement benefits through employee participation in two non-contributory pension plans for substantially all of its salaried employees, except certain non-resident alien employees of foreign subsidiaries who are not citizens of a European Community country or who do not earn income in the United States or the United Kingdom. Plan benefits are based on final average compensation and years of service. JRM's funding policy is to fund the applicable pension plan to meet minimum funding requirements of the Employee Retirement Income Security Act of 1974 ("ERISA") and to fund the other pension plan as recommended by the respective plan actuary in accordance with applicable law. At January 1, 1996, approximately one-half of total plan assets were invested in listed stocks and bonds. The remaining assets were held in foreign equity funds, U.S. Government securities and investments of a short-term nature.

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

U.S. Pension Plans

The net periodic pension cost for JRM's pension plans for fiscal year 1996 included the following components:

                                                                                                 (In thousands)
Service cost - benefits earned during the period                                                  $      2,976
Interest cost on projected benefit obligation                                                            3,533
Actual return on plan assets                                                                            (6,484)
Net amortization and deferral                                                                            2,286
- --------------------------------------------------------------------------------------------------------------
Net periodic pension cost                                                                         $      2,311
==============================================================================================================

The following table sets forth the U.S. plans' funded status and the amount recognized in the consolidated financial statements at March 31, 1996:

                                                                                                (In thousands)
Actuarial present value of benefit obligations:
    Vested benefit obligation                                                                     $     29,946
==============================================================================================================
    Accumulated benefit obligation                                                                $     40,174
==============================================================================================================
    Projected benefit obligation                                                                  $     58,377
Plan assets at fair value                                                                               46,904
- --------------------------------------------------------------------------------------------------------------
Projected benefit obligation in excess of plan assets                                                  (11,473)
Unrecognized net loss                                                                                   15,432
Adjustment required to recognize minimum liability                                                         (57)
Unrecognized prior service cost                                                                         (9,323)
Unrecognized transition asset                                                                           (1,577)
- --------------------------------------------------------------------------------------------------------------
Net pension liability                                                                             $     (6,998)
==============================================================================================================

The assumptions used in determining the funded status and net periodic pension cost of the U.S. plans were:

Actuarial assumptions:
    Discount rate                                                                                         7.25%
- --------------------------------------------------------------------------------------------------------------
    Rate of increase in future compensation levels                                                         5.0%
- --------------------------------------------------------------------------------------------------------------
    Expected long-term rate of return on plan assets                                                       8.5%
- --------------------------------------------------------------------------------------------------------------

Non-U.S. Pension Plans

The net periodic pension cost for JRM's pension plans for fiscal years 1996, 1995 and 1994 included the following components:

                                                                    1996              1995             1994
                                                                    ----              ----             ----
                                                                                  (In thousands)
Service cost - benefits earned during the period              $         332    $       1,450    $      1,544
Interest cost on projected benefit obligation                           829            3,342           4,130
Actual return on plan assets                                         (1,046)          (1,240)        (14,608)
Net amortization and deferral                                            30           (7,303)          2,679
- ------------------------------------------------------------------------------------------------------------

Net periodic pension cost  (benefit)                          $         145    $      (3,751)  $      (6,255)
============================================================================================================

Due to a reduction in workforce at one foreign subsidiary, net income in fiscal year 1994 includes a net after-tax loss of $1,456,000 resulting from the recognition of a curtailment of a plan.

The following table sets forth the non-U.S. plan's funded status and the amount recognized in JRM's consolidated financial statements:

                                                                                                   1996
                                                                                                   ----
                                                                                              (In thousands)
Actuarial present value of benefit obligations:
    Vested benefit obligation                                                                   $      7,409
============================================================================================================
    Accumulated benefit obligation                                                              $      7,997
============================================================================================================
       Projected benefit obligation                                                             $     10,437
Plan assets at fair value                                                                             11,772
- ------------------------------------------------------------------------------------------------------------
Plan assets in excess of projected benefit obligation                                                  1,335
Unrecognized net gain                                                                                   (663)
Unrecognized transition asset                                                                           (817)
- ------------------------------------------------------------------------------------------------------------
Net  pension liability                                                                          $       (145)
============================================================================================================

The assumptions used in determining the funded status and net periodic pension cost of the U.K. plans were:

                                                                   1996               1995               1994
                                                                   ----               ----               ----
Actuarial assumptions:
    Discount rate                                                 8.25%              8.25%               7.5%
- ------------------------------------------------------------------------------------------------------------
    Rate of increase in future compensation levels                 5.0%               5.0%               6.0%
- ------------------------------------------------------------------------------------------------------------
    Expected long-term rate of return on plan assets               8.5%               8.5%               8.0%
- ------------------------------------------------------------------------------------------------------------

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

The following table sets forth the amounts recognized in the consolidated financial statements at March 31:

                                                                                     1996              1995
                                                                                     ----              ----
                                                                                          (In thousands)
Accumulated Postretirement Benefit Obligation:
      Retirees                                                                  $        663    $          -
      Fully eligible active participants                                               1,363           1,313
      Other active plan participants                                                  14,805          11,539
- ------------------------------------------------------------------------------------------------------------
 Accrued postretirement benefit cost                                            $     16,831    $     12,852
============================================================================================================
Weighted-average discount rate                                                          7.25%           8.25%
============================================================================================================

The accumulated postretirement benefit obligation in the above table includes $16,048,000 and $12,264,000 for health care plans and $783,000 and $588,000 for life insurance plans at March 31, 1996 and 1995, respectively. For the period January 31 to March 31, 1995, net periodic postretirement benefit cost was $337,000.

Net periodic postretirement benefit cost for fiscal year 1996 included the following components:

                                                                                               (In thousands)
Service cost                                                                                    $        767
Interest cost                                                                                          1,060
- ------------------------------------------------------------------------------------------------------------
Net periodic postretirement benefit cost                                                        $      1,827
============================================================================================================

For measurement purposes, a weighted-average annual assumed rate of increase in the per capita cost of covered health care claims of 10-3/4% was assumed for 1996 and 11-1/2% for 1995. For 1997, a rate of 9-3/4% was assumed. The rate was assumed to decrease gradually to 5% in 2005 and remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. For example, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of March 31, 1996 by $2,676,000 and the aggregate of the service cost and interest cost components of net periodic postretirement benefit cost for fiscal year 1996 by $307,000.

NOTE 9- CAPITAL STOCK

At March 31, 1996 and 1995, 15,592,108 and 12,081,354 shares, respectively, of
Common Stock were reserved for issuance in connection with the conversion of Series A $2.25 Cumulative Convertible Preferred Stock ("Series A Preferred Stock") and, in fiscal year 1995, Series B $2.25 Cumulative Convertible Exchangeable Preferred Stock, the exercise of stock options, awards of restricted stock under JRM's stock incentive plans and, in fiscal year 1996, contributions to the Thrift Plan.

Series A Preferred Stock

At March 31, 1996 and 1995, 3,200,000 shares of Series A Preferred Stock were owned by International. Shares of Series A Preferred Stock have one vote per share and a liquidation preference of $50.00 per share. Dividends on Series A Preferred Stock are cumulative at the annual rate of $2.25 per share.

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

Series B Preferred Stock

During fiscal year 1996, 458,382 shares of Series B Preferred Stock were converted into 1,065,193 shares of Common Stock and the remaining 250 shares were redeemed for cash.

Stock Incentive Plans

The following table summarizes activity related to stock options under JRM's stock incentive plans:

                                                                                   1996                1995
                                                                                   ----                ----
Options outstanding, April 1                                                     1,078,242                  -

Issued January 31,1995 under the terms of the
    Merger Agreement (See Note 3)                                                       -             897,818

Granted                                                                            387,910            243,530

Exercised                                                                         (353,978)           (63,106)

Cancelled/forfeited                                                                (20,080)                 -
- -------------------------------------------------------------------------------------------------------------
Options outstanding, March 31,                                                   1,092,094          1,078,242
=============================================================================================================

                                                                                   1996                1995
                                                                                   ----                ----
Options exercisable at March 31,                                                   557,440            834,712
=============================================================================================================

Average price:
    Outstanding options                                                   $        13.4726    $        9.4574
    Exercisable options                                                   $         8.7745    $        5.6158
=============================================================================================================

Shares available at March 31,
    that may be granted for options                                              3,839,570          4,156,470
=============================================================================================================

No further awards can be made under the OPI Incentive Compensation Program. At March 31, 1996, 480,734 were outstanding and exercisable.

A total of 3,533,600 shares of Common Stock are available for grants of options, and rights to purchase shares, to officers and key employees under the Executive Long-Term Incentive Compensation Plan. The Plan permits the grant of Nonqualified Stock Options, Incentive Stock Options, Stock Appreciation Rights, Restricted Stock, Performance Shares, and Performance Units. Options to purchase shares are granted at not less than 100% of the fair market value on the date of the grant, become exercisable at such time or times as determined
when granted and expire ten years after the date of grant.   A total of 54,240
rights have been granted to purchase shares at par value ($1.00 per share) under the Executive Long-Term Incentive Compensation Plan at March 31, 1996.

A total of 96,700 shares of Common Stock are available for grants of options, and rights to purchase shares, to non- employee directors under the nonemployee Director Stock Plan. Options to purchase 600, 200, and 200 shares will be granted on the first, second, and third years, respectively, of a Director's term at par value ($1.00 per share) subject to restrictions on transfer, which lapse at the end of such term. A total of 1,100 rights have been granted to purchase shares at par value ($1.00 per share) under the Director Stock Plan at March 31, 1996.

Under the 1995 Senior Management Stock Option Plan, senior management employees may be granted options to purchase shares of Common Stock. The total number of shares available for grant is determined by the Board of Directors from time to time. Options to purchase shares are granted at no less than 100% of the fair value on the date of grant, become exercisable at such time or times as determined when granted, and expire ten years after the date of grant.

In the event of a change in control of JRM, all three programs have provisions that may cause restrictions to lapse and accelerate the exercisability of options outstanding.

Thrift Plan

Certain employees of JRM participate in the Thrift Plan for Employees of McDermott Incorporated and Participating Subsidiary and Affiliated Companies, which is a defined contribution plan maintained by a subsidiary of McDermott International. On June 5, 1995, a maximum of 5,000,000 of the authorized and unissued shares of JRM's Common Stock was reserved for possible issuance to be used as the JRM employer match for employee contributions to the Thrift Plan for Employees of McDermott Incorporated and Participating Subsidiary and Affiliated Companies. Such employer contributions equal 50% of the first 6% of compensation, as defined in the Plan, contributed by participants, and fully vest and are non-forfeitable after five years of service or upon retirement, death, lay-off or approved disability. During fiscal year 1996, 80,356 shares were issued as employer contributions pursuant to the Plan. At March 31, 1996, 4,919,644 shares remained available for issuance.

NOTE 10  - CONTINGENCIES AND COMMITMENTS

Litigation - JRM and certain of its officers, directors and subsidiaries are defendants in numerous legal proceedings. Management believes that the outcome of these proceedings will not have a material adverse effect upon the consolidated financial position of JRM.

Operating Leases - Future minimum payments required under operating leases that have initial or remaining noncancellable lease terms in excess of one year at March 31, 1996 are as follows: 1997 - $7,384,000; 1998 - $5,850,000; 1999 -
$3,606,000; 2000 - $2,596,000; 2001 - $2,200,000; and thereafter - $18,176,000.
Total rental expense for fiscal years 1996, 1995 and 1994 was $66,617,000, $79,098,000, and $87,531,000, respectively. These expense figures include contingent rentals and are net of sublease income, both of which are not material.

Other - JRM maintains liability and property insurance that it considers normal in the industry. However, certain risks are either not insurable or insurance is available only at rates which JRM considers uneconomical.

Prior to JRM's acquisition of OPI, one of OPI's vessels was severely damaged during a typhoon while under going final work in connection with its refurbishment. Estimates for the repair of the vessel, together with out-of-pocket costs, total more than $45,000,000. At the time of the casualty loss, insurance policies had been issued insuring the vessel for its full value. Efforts to settle the claim with underwriters, however, have been unsuccessful, and resort to the courts may be necessary to collect the amount claimed. Management believes that the underwriters' refusal to satisfactorily adjust the claim is without basis and is of the opinion that the outcome of any necessary litigation will be favorable.

Commitments for capital expenditures amounted to approximately $30,385,000 at March 31, 1996, all of which relates to fiscal year 1997.

JRM is contingently liable under standby letters of credit totaling $168,413,000 (including $51,500,000 issued on behalf of unconsolidated foreign joint ventures) at March 31, 1996, issued in the normal course of business. JRM has guaranteed $33,455,000 of loans to and $18,981,000 of standby letters of credit issued by certain unconsolidated foreign joint ventures of JRM at March 31, 1996. In addition, JRM has guaranteed $13,333,000 of loans to a third party at March 31, 1996.

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

JRM believes that its provision for possible losses on uncollectible accounts receivable is adequate for its credit loss exposure. At March 31, 1996 and 1995, the allowance for possible losses deducted from Accounts receivable-trade on the balance sheet was $584,000 and $795,000, respectively.

NOTE 12 - DERIVATIVE FINANCIAL INSTRUMENTS

JRM operates internationally, giving rise to exposure to market risks from changes in foreign exchange rates. Derivative financial instruments, primarily forward exchange contracts, are utilized to reduce those risks. JRM does not hold or issue financial instruments for trading purposes.

Forward exchange contracts are entered into primarily as hedges of certain firm purchase and sale commitments denominated in foreign currencies. At March 31, 1996, JRM had forward exchange contracts to purchase $6,766,000 in foreign currencies (primarily Pound Sterling), and to sell $59,690,000 in foreign currencies (primarily Dutch Guilders, Saudi Riyals and Pound Sterling), at varying maturities through fiscal year 1997. At March 31, 1995, JRM had forward exchange contracts to purchase $10,134,000 in foreign currencies (primarily Pound Sterling), and to sell $60,445,000 in foreign currencies (primarily Dutch Guilders and Malaysian Ringgits), at varying maturities through fiscal year 1996.

Deferred realized and unrealized gains and losses from hedging firm purchase and sale commitments are included on a net basis in the balance sheet as a component of either other current assets or accrued liabilities. They are recognized in income as part of the purchase or sale transaction when it is recognized, or as other gains or losses when a hedged transaction is no longer expected to occur. At March 31, 1996 and 1995, JRM had deferred gains of $123,000 and $537,000, respectively, and deferred losses of $18,000 and $1,570,000, respectively, related to forward exchange contracts. All of the forward exchange contracts at March 31, 1996 are expected to be recognized during fiscal year 1997.

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

Long and short-term debt: The fair values of JRM's debt instruments are based on quoted market prices or where quoted prices are not available, on the present value of cash flows discounted at estimated borrowing rates for similar debt instruments or on estimated prices based on current yields for debt issues of similar quality and terms. At March 31, 1996 and 1995, JRM had total debt (excluding capitalized leases and notes payable to McDermott International) with a carrying value of $194,264,000 and $129,954,000 and a fair value of $207,700,000 and $130,814,000, respectively.

Notes payable to and receivable from McDermott International: The fair values of JRM's notes payable to McDermott International are calculated using estimated prices based on current yields for debt issues of similar quality and terms.
At March 31, 1996 and 1995, JRM's total notes payable issued to McDermott International had carrying values of $231,000,000 and $270,750,000, respectively, which approximate fair values.

Note receivable from an unconsolidated affiliate: At March 31, 1996, it was not practicable to estimate the fair value of JRM's 7.75% Note receivable with the HeereMac joint venture because there are no quoted market prices and the time of its settlement cannot yet be determined.

Foreign currency exchange contracts: The fair values of foreign currency forward exchange contracts are estimated by obtaining quotes from brokers. At March 31, 1996 and 1995, JRM had net forward exchange contracts to sell foreign currencies with notional values of $52,924,000 and $50,311,000 and fair values of $50,022,000 and $51,647,000, respectively.

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

JRM does not believe it is dependent on any one customer. Sales to major customers that exceeded 10% of revenues were: 1996--customer A $198,453,000 (16%), customer B $190,000,000 (15%); 1995--customer B $118,820,000 (11%); and
1994-- customer C $174,688,000 (15%), customer D $160,195,000 (13%).

At March 31, 1996 and 1995 receivables of $6,824,000 and $6,230,000, respectively, were due from minority shareholders participating in JRM's majority-owned joint ventures, primarily ETPM S.A. Sales to ETPM S.A. were $1,801,000 and $3,133,000, respectively, for the fiscal years ended March 31, 1995 and 1994. There were no sales to ETPM S.A. in fiscal year 1996. In fiscal years 1996, 1995 and 1994 equipment charters and overhead expenses of $4,118,000, $4,938,000 and $6,330,000, respectively, were charged by ETPM S.A.
to the McDermott-ETPM joint venture.

Information about JRM's Operations in Different Geographic Areas.

                                                                  1996               1995              1994
                                                                  ----               ----              ----
                                                                                 (In thousands)
REVENUES(1)
- --------
United States                                            $       392,290     $     349,186    $       351,296
Europe and West Africa                                           483,317           322,817            142,525
Middle East                                                      142,931           129,010            154,791
Far East                                                         206,629           326,307            545,269
Other Foreign (including transfer eliminations)                    2,674                 -                  -
- -------------------------------------------------------------------------------------------------------------
     Total Revenues                                      $     1,227,841     $   1,127,320    $     1,193,881
=============================================================================================================

OPERATING INCOME
- ----------------
Operating Income (Loss) by Geographic Area(2):
  United States                                          $         8,948     $      (9,673)   $         9,126
  Europe and West Africa                                          25,000            21,862              4,563
  Middle East                                                     (2,805)           17,469             11,694
  Far East                                                         1,209            38,804             36,040
  Other Foreign                                                      800            (1,496)            (1,551)
- -------------------------------------------------------------------------------------------------------------
    Total Operating Income by Geographic Area                     33,152            66,966             59,872
- -------------------------------------------------------------------------------------------------------------
Total Equity in Income of Investees                                9,124            22,857            106,593
- -------------------------------------------------------------------------------------------------------------
General Corporate Expenses (2)                                   (12,014)          (11,406)           (11,682)
- -------------------------------------------------------------------------------------------------------------
     Total Operating Income                              $        30,262     $      78,417    $       154,783
=============================================================================================================

IDENTIFIABLE ASSETS

    United States                                        $       468,277     $     312,131    $       293,344
    Europe and West Africa                                       533,167           609,618            411,271
    Middle East                                                  136,985           206,463            101,141
    Far East                                                     230,717           271,233            195,967
    Other Foreign                                                 12,715                 -              5,886
    Corporate                                                    155,884            82,817                  -
- -------------------------------------------------------------------------------------------------------------
    Total                                                $     1,537,745     $   1,482,262    $     1,007,609
=============================================================================================================

(1) Net of inter-geographic area revenues in fiscal years 1996, 1995 and 1994 as follows: United States -$23,426,000, $4,820,000 and $16,537,000; Europe
    and West Africa - $1,058,000, $5,074,000 and $15,543,000; Middle East -
    $14,589,000, $36,802,000 and $2,660,000;  Far East - $477,000, $341,000 and
    $475,000; and Other Foreign - $11,022,000, $26,259,000, and none.
(2) Fiscal years 1995 and 1994 have been restated to reflect the allocation of certain expenses to the geographic areas which previously were included in General Corporate Expenses. This restatement reduced Operating Income by Geographic Area and General Corporate Expenses by $11,217,000 and $9,558,000 in fiscal years 1995 and 1994, respectively, from amounts previously reported.

NOTE 15 - QUARTERLY FINANCIAL DATA (UNAUDITED)

The following tables set forth selected unaudited quarterly financial information for the fiscal years ended March 31,1996 and 1995:

                                                                            1996
                                                                            ----
                                                                 Q U A R T E R   E N D E D


                                                JUNE 30,         SEPT. 30,        DEC. 31,         MARCH 31,
                                                  1995             1995             1995             1996
                                                  ----             ----             ----             ----

                                                                       (In thousands)

Revenues                                     $    311,803     $    355,957      $    272,236    $     287,845
Operating income (loss)                            11,516           16,014            18,709          (15,977)
Net income (loss)                                   3,267            9,099             6,110          (18,289)

Primary and Fully Diluted
Earnings (Loss) per Share:
    Net Income                                      0.03             0.18              0.11             (0.50)


                                                                            1995
                                                                            ----
                                                                 Q U A R T E R   E N D E D


                                                 JUNE 30,        SEPT. 30,        DEC. 31,         MARCH 31,
                                                  1994             1994             1994             1995
                                                  ----             ----             ----             ----

                                                                       (In thousands)

Revenues                                     $    279,046     $    279,322      $    247,190    $     321,762
Operating income (loss)                            16,799           32,481            31,071           (1,934)
Income (loss) before cumulative effect
    of accounting change                           14,024           29,649            18,017            (990)
Net income (loss)                                  12,698           29,649            18,017            (990)



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

Item 9.      DISAGREEMENTS WITH AUDITORS ON ACCOUNTING AND FINANCIAL
             DISCLOSURE




                                      None

                                P A R T   I I I


Item 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

There are no family relationships between any of the executive officers, directors or persons nominated to be such, and except as, described in JRM's Proxy Statement for the 1996 Annual Meeting of Stockholders, no executive officer was elected to his position pursuant to any arrangements or understanding between himself and any other person.

Information required by this item with respect to directors and executive officers is incorporated by reference to the material appearing under the heading "Election of Directors" in JRM's Proxy Statement for the 1996 Annual Meeting of Stockholders.


Item 11.     EXECUTIVE COMPENSATION

Information required by this item is incorporated by reference to the material appearing under the heading "Compensation of Executive Officers" and "Certain Transactions" in JRM's Proxy Statement for the 1996 Annual Meeting of Stockholders.


Item 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT

Information required by this item is incorporated by reference to the material appearing under the headings "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Directors and Executive Officers" in JRM's Proxy Statement for the 1996 Annual Meeting of Stockholders.


Item 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this item is incorporated by reference to the material appearing under the heading "Compensation of Executive Officers" and "Certain Transactions" in JRM's Proxy Statement for the 1996 Annual Meeting of Stockholders.

                                 P A R T   I V

Item 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORT ON FORM 8-K

     (a)    The following documents are filed as part of this Annual Report or incorporated by reference:

            1.   CONSOLIDATED FINANCIAL STATEMENTS

                 Report of Independent Auditors

                 Consolidated Balance Sheet
                    March 31, 1996 and 1995

                 Consolidated Statement of Income for the
                    Three Fiscal Years ended March 31, 1996

                 Consolidated Statement of Equity for the Three Fiscal
                    Years ended March 31, 1996

                 Consolidated Statement of Cash Flows
                    for the Three Fiscal Years Ended March 31, 1996

                 Notes to Consolidated Financial Statements
                    for the Three Fiscal Years Ended March 31, 1996

            2.   CONSOLIDATED FINANCIAL SCHEDULES

                 All required schedules will be filed by amendment to this Form 10-K on Form 10-K/A.

            3.   EXHIBITS

                     Exhibit No.                                           Description
                     -----------                                          ------------
                     2.1         Agreement and Plan of Merger dated as of June 2, 1994 (as amended) by and among J. Ray
                                 McDermott, S.A., McDermott International, Inc., MCB I, Inc. and Offshore Pipelines,
                                 Inc. (1)

                     3.1         Certificate of Incorporation of J.Ray McDermott, S.A. including Resolutions of J. Ray
                                 McDermott, S.A. containing  the Designation of Rights, Preferences and Privilege of
                                 Series A Preferred Stock and Series B Preferred Stock.(1)

                     3.2         Bylaws of J. Ray McDermott, S.A. (1)

                     4.1         Form of Common Stock Certificate. (1)

                     4.2         Form of Series B Preferred Stock Certificate. (1)

                                 JRM is a party to long-term debt instruments under which the total amount of securities authorized does not exceed 10% of the total assets of JRM and its subsidiaries on a consolidated basis.  Pursuant to paragraph 4(iii)(A) of Item 601(b) of Regulation S-X,
                                 JRM agrees to furnish a copy of such instruments to the Commission upon request.

                     10.1        Contribution and Sale Agreement dated as of August 16, 1994, between J. Ray McDermott,
                                 S.A. and McDermott International, Inc. (1)

                     10.2        Services Agreement dated as of August 16, 1994, between J. Ray McDermott, S.A. and
                                 McDermott International, Inc. (1)

                     10.3        Transition Services Agreement dated as of August 16, 1994, between J. Ray McDermott,
                                 S.A. and McDermott International, Inc. (1)

                     10.4        Letter Agreement between J. Ray McDermott, S.A. and McDermott International, Inc. (1)

                     10.5*       Form of Noncompetition Agreements between J. Ray McDermott, S.A., J. Ray McDermott
                                 Holdings, Inc. (formerly MCB I, Inc.) and Frank C. Wade. (1)

                     10.6*       Form of Noncompetition Agreement between J. Ray McDermott, S.A., and Mike H. Lam. (1)

                     10.7*       Form of Employment and Noncompetition Agreement between J. Ray McDermott, S.A., and
                                 Richard R. Foreman. (1)

                     10.8*       Form of Employment and Noncompetition Agreement between J. Ray McDermott, S.A., and Don
                                 W. Wilson. (1)

                     10.9*       Form of Deferred Compensation Agreement between Offshore Pipelines, Inc (as assumed by a subsidiary of J. Ray McDermott, S.A.) and Richard R. Foreman and Mike H. Lam. (2)

                     10.10*      Form of Contingent Severance Agreements (as assumed by a subsidiary of J. Ray
                                 McDermott, S.A.). (3)

                     10.11*      Offshore Pipelines, Inc. Incentive Compensation Program. (3)

                     10.12*      J. Ray McDermott, S.A. Senior Management Stock Option Plan.

                     10.13*      J. Ray McDermott, S.A. Nonemployee Director Stock Plan. (1)

                     10.14*      J. Ray McDermott, S.A. Short-Term Incentive Compensation Plan.(1)

                     10.15*      J. Ray McDermott, S.A. Executive Long-Term Incentive Compensation Plan (1)

                     10.16       Indenture, dated as of July 2, 1992, among Offshore Pipelines, Inc. and affiliated entities and NationsBank of Texas, N.A., pertaining to the 12 7/8 % Guaranteed Senior
                                 Notes due July 15, 2002. (1)

                     10.17       Registration Rights Agreement between J. Ray McDermott, S.A. and McDermott
                                 International, Inc. (1)

                     11          Statement Re Computation of Per Share Loss

                     21          Significant Subsidiaries of J. Ray McDermott, S.A.

                     23          Consent of  Independent Auditors

                     27          Financial Data Schedule

- --------------------
* Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to the requirements of Item 14(c) of Form 10-K.

(1) Incorporated by reference from the Registration Statement on Form S-4, as amended, of J. Ray McDermott, S.A. (Registration No. 33-87592).

(2) Incorporated by reference from the Annual Report on Form 10-K of Offshore Pipelines, Inc. filed with the Commission on October 29, 1992.

(3) Incorporated by reference from the Registration Statement on Form S-1, as amended, of Offshore Pipelines, Inc. (Registration No. 33-59958).

                                FORM 8-K REPORTS

(b)       A current report on Form 8-K, Item 2 and Item 7, was filed on March
          25, 1996.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                        J. RAY McDERMOTT, S.A.



June 5, 1996                               /s/Robert E. Howson
                                           -------------------------------------
                                        By: Robert E. Howson
                                            Chairman of the Board and
                                            Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

         Signature                                                                   Title
         ---------                                                                   -----
s/Robert E. Howson                                                      Chairman of the Board, Chief
- ------------------------------                                          Executive Officer and Director
Robert E. Howson                                                        (Principal Executive Officer)


s/Richard R. Foreman                                                    Executive Vice President
- ------------------------------                                          Chief Financial Officer
Richard R. Foreman                                                      (Principal Financial Officer)


s/Daniel R. Gaubert                                                     Vice President, Finance
- ------------------------------                                          (Principal Accounting Officer)
Daniel R. Gaubert


s/John F. Bookout                                                       Director
- ------------------------------
John F. Bookout


s/Rick L. Burdick                                                       Director
- ------------------------------
Rick L. Burdick

          Signature                                                          Title
          ---------                                                          -----
s/Lodwrick M. Cook                                                      Director
- ------------------------------
Lodwrick M. Cook


s/Brock A. Hattox                                                       Director
- ------------------------------
Brock A. Hattox


s/Mike H. Lam                                                           President, Marine Construction
- ------------------------------                                          Services and Director
Mike H. Lam


s/J. Howard Macdonald                                                   Director
- ------------------------------
J. Howard Macdonald


s/Cedric E. Ritchie                                                     Director
- ------------------------------
Cedric E. Ritchie


s/Thomas P. Tatham                                                      Director
- ------------------------------
Thomas P. Tatham



s/James J. Wildasin                                                     President, Europe and Subsea
- ------------------------------                                          Development and Director
James J. Wildasin


June 5, 1996

                               INDEX TO EXHIBITS


                                                                                                Sequentially
                                                                                                  Numbered
Exhibit No.  Description                                                                            Pages
- -----------  -----------                                                                            -----
  2.1        Agreement and Plan of Merger dated as of June 2, 1994 (as amended) by and among J. Ray McDermott, S.A., McDermott International, Inc., MCB I, Inc.
             and Offshore Pipelines, Inc. (1)

  3.1        Certificate of Incorporation of J.Ray McDermott, S.A. including Resolutions of J. Ray McDermott, S.A. containing  the Designation of Rights, Preferences and Privilege of Series A Preferred Stock and Series B Preferred Stock. (1)

  3.2        Bylaws of J. Ray McDermott, S.A. (1)

  4.1        Form of Common Stock Certificate. (1)

  4.2        Form of Series B Preferred Stock Certificate. (1)

  JRM is a party to long-term debt instruments under which the total amount of securities authorized does not exceed 10% of the total assets of JRM and its subsidiaries on a consolidated basis. Pursuant to paragraph 4(iii)(A) of Item
  601(b) of Regulation S-X, JRM agrees to furnish a copy of such instruments to the Commission upon request.

  10.1       Contribution and Sale Agreement dated as of August 16, 1994, between J. Ray
             McDermott, S.A. and McDermott International, Inc. (1)

  10.2       Services Agreement dated as of August 16, 1994, between J. Ray McDermott, S.A.
             and McDermott International, Inc. (1)

  10.3       Transition Services Agreement dated as of August 16, 1994, between J. Ray
             McDermott, S.A. and McDermott International, Inc. (1)

  10.4       Letter Agreement between J. Ray McDermott, S.A. and McDermott International,
             Inc. (1)

  10.5*      Form of Noncompetition Agreements between J. Ray McDermott, S.A., J. Ray
             McDermott Holdings, Inc. (formerly MCB I, Inc.) and Frank C. Wade. (1)

  10.6*      Form of Noncompetition Agreement between J. Ray McDermott, S.A., and Mike H.
             Lam. (1)

  10.7*      Form of Employment and Noncompetition Agreement between J. Ray McDermott, S.A., and Richard R. Foreman. (1)

  10.8*      Form of Employment and Noncompetition Agreement between J. Ray McDermott, S.A., and Don W. Wilson. (1)

  10.9*      Form of Deferred Compensation Agreement between Offshore Pipelines, Inc (as assumed by a subsidiary of J. Ray McDermott, S.A.) and Richard R. Foreman and Mike H. Lam. (2)

  10.10*     Form of Contingent Severance Agreements (as assumed by a subsidiary of J. Ray
             McDermott, S.A.). (3)

  10.11*     Offshore Pipelines, Inc. Incentive Compensation Program. (3)

  10.12*     J. Ray McDermott, S.A. Senior Management Stock Option Plan.

  10.13*     J. Ray McDermott, S.A. Nonemployee Director Stock Plan. (1)

  10.14*     J. Ray McDermott, S.A. Short-Term Incentive Compensation Plan. (1)

  10.15*     J. Ray McDermott, S.A. Executive Long-Term Incentive Compensation Plan. (1)

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

  10.18      Registration Rights Agreement between J. Ray McDermott, S.A. and McDermott
             International, Inc. (1)

  11         Statement Re Computation of Per Share Loss

  21         Significant Subsidiaries of J. Ray McDermott, S.A.

  23         Consent of  Independent Auditors

  27         Financial Data Schedule

* Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to the requirements of Item 14(c) of Form 10-K.

(1) Incorporated by reference from the Registration Statement on Form S-4, as amended, of J. Ray McDermott, S.A. (Registration No. 33-87592).

(2) Incorporated by reference from the Annual Report on Form 10-K of Offshore Pipelines, Inc. filed with the Commission on October 29, 1992.

(3) Incorporated by reference from the Registration Statement on Form S-1, as amended, of Offshore Pipelines, Inc. (Registration No. 33-59958).

                                FORM 8-K REPORTS

(b)       A current report on Form 8-K, Item 2 and Item 7, was filed on March
          25, 1996.