Form 10-K/A
period 1996-03-31
MCDERMOTT J RAY SA
filed 1996-06-19
CIK 934590

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

Commission File Number 1-13570
                            J. RAY McDERMOTT, S.A.
- -------------------------------------------------------------------------------
                  (Exact name of registrant as specified in its charter)

             REPUBLIC OF PANAMA                        72-1278896
- -------------------------------------------------------------------------------
       (State or other jurisdiction of               (I.R.S. Employer
       incorporation or organization)               Identification No.)

       1450 Poydras Street, New Orleans, Louisiana     70112-6050
- -------------------------------------------------------------------------------
         (Address of principal executive offices)      (Zip Code)

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

                             J. RAY McDERMOTT, S.A

                                     INDEX

                                                                       Page



Signature                                                               3

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K                                                      4

          2.  FINANCIAL STATEMENT SCHEDULES (See Exhibit 99)

          3.  EXHIBIT INDEX


              Exhibit
              Number                             Description
              -------                            -----------

              23         Consent of Independent Auditors

                         (1) KPMG Accountants N.V.

                         (2) Ernst & Young LLP

              99 McDermott-ETPM West, Inc. and Heerema Offshore Construction Group Inc. - McDermott International, Inc. Joint Venture Combined Financial Statements for the Years Ended March 31, 1996, 1995 and 1994

                          SIGNATURE OF THE REGISTRANT



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.




                                        J. RAY McDERMOTT, S.A.


                                        /s/ Daniel R. Gaubert
                                        ---------------------------------------
                                        Daniel R. Gaubert
                                        Vice President, Finance
                                        (Principal Accounting Officer)





June 18, 1996

                               INDEX TO EXHIBITS



     Exhibit
     Number                 Description
     -------                -----------

        23           Consent of Independent Auditors

                     (1) KPMG Accountants N.V.

                     (2) Ernst & Young LLP

        99 McDermott-ETPM West, Inc. and Heerema Offshore Construction Group Inc. - McDermott International, Inc. Joint Venture Combined Financial Statements for the Years Ended March 31, 1996, 1995 and 1994