Form 10-K/A
period 1996-03-31
MCDERMOTT J RAY SA
filed 1996-07-25
CIK 934590

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               FORM 10 - K/A-2

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

          Securities Registered Pursuant to Section 12(b) of the Act:


                                                      Name of each Exchange
    Title of each class                                on which registered
    -------------------                              -----------------------
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

                             J. RAY McDERMOTT, S.A.

              INDEX TO FINANCIAL STATEMENT SCHEDULES AND EXHIBITS





                                                                             Page
Report of Independent Auditors                                                2

Financial Statement Schedule Covered by Report of Independent Auditors:

     I     Condensed Financial Information of Registrant                      3


Signature of Registrant                                                       9





All schedules other than the above have been omitted because they are not required or the information is included in the Consolidated Financial Statements, Notes thereto or in the Form 10-K/A-1 filed on June 18, 1996.

                         REPORT OF INDEPENDENT AUDITORS



The Board of Directors and Stockholders
J. Ray McDermott, S.A.

We have audited the consolidated financial statements of J. Ray McDermott, S.A. as of March 31, 1996 and 1995, and for each of the three years in the period ended March 31, 1996, and have issued our report thereon dated May 15, 1996. Our audits also included the financial statement schedule listed in the Index to Financial Statement Schedules and Exhibits in this Form 10-K/A-2. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                        ERNST & YOUNG LLP


New Orleans, Louisiana
May 15, 1996

                                                                      Schedule I


                             J. RAY McDERMOTT, S.A.
                             (PARENT COMPANY ONLY)
                                 BALANCE SHEET
                            MARCH 31, 1996 AND 1995

ASSETS
                                                                1996                  1995
                                                                ----                  ----
                                                                       (In thousands)
Current Assets:
  Cash and cash equivalents                                  $  58,077            $     11,776
  Accounts receivable - trade                                    2,656                   2,888
  Accounts receivable - other                                   12,437                  25,534
  Accounts receivable from subsidiaries                         84,038                 121,023
  Contracts in progress                                          1,280                  12,478
  Other current assets                                             -                     2,944
- ----------------------------------------------------------------------------------------------
       Total Current Assets                                    158,488                 176,643
- ----------------------------------------------------------------------------------------------
Investments in Subsidiaries and
  Other Investees, at Equity                                   525,095                 510,524
- ----------------------------------------------------------------------------------------------
Property, Plant and Equipment, at Cost:
  Buildings                                                      8,066                   8,066
  Machinery and equipment                                       52,924                  60,649
  Property under construction                                    4,160                   2,729
- ----------------------------------------------------------------------------------------------
                                                                65,150                  71,444

  Less accumulated depreciation                                 51,462                  55,112
- ----------------------------------------------------------------------------------------------
       Net Property, Plant and Equipment                        13,688                  16,332
- ----------------------------------------------------------------------------------------------
Notes Receivable from Subsidiaries                             155,149                 283,487
- ----------------------------------------------------------------------------------------------
Other Assets                                                    39,573                  37,193
- ----------------------------------------------------------------------------------------------
       TOTAL                                                 $ 891,993            $  1,024,179
==============================================================================================

See accompanying notes to condensed financial information.

                                                                      Schedule I



LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                1996                   1995
                                                                ----                   ----
                                                                       (In thousands)
Current Liabilities:
  Note payable to McDermott International                    $     -              $     39,750
  Accounts payable                                               5,821                   7,134
  Accounts payable to McDermott International                   19,134                  57,405
  Accrued liabilities - other                                   25,171                  29,114
  Advance billings on contracts                                  1,605                   6,462
  Income taxes                                                   2,288                   5,565
- ----------------------------------------------------------------------------------------------
       Total Current Liabilities                                54,019                 145,430
- ----------------------------------------------------------------------------------------------
Note Payable to McDermott International                        231,000                 231,000
- ----------------------------------------------------------------------------------------------
Notes Payable to Subsidiaries                                   28,614                  65,420
- ----------------------------------------------------------------------------------------------
Deferred and Non-Current Income Taxes                            9,853                  12,536
- ----------------------------------------------------------------------------------------------
Other Liabilities                                               14,610                  10,322
- ----------------------------------------------------------------------------------------------
Contingencies
- ----------------------------------------------------------------------------------------------
Stockholders' Equity:
  Preferred stock                                                   32                      37
  Common stock                                                     402                     386
  Capital in excess of par value                               581,609                 580,279
  Deficit                                                      (14,576)                 (6,598)
  Currency translation adjustments                             (13,570)                (14,633)
- ----------------------------------------------------------------------------------------------
       Total Stockholders' Equity                              553,897                 559,471
- ----------------------------------------------------------------------------------------------
       TOTAL                                                 $ 891,993            $  1,024,179
==============================================================================================

                                                                      Schedule I

                             J. RAY McDERMOTT, S.A.
                             (PARENT COMPANY ONLY)
                              STATEMENT OF INCOME
                FOR THE THREE FISCAL YEARS ENDED MARCH 31, 1996


                                                                1996          1995           1994
                                                                ----          ----           ----
                                                                         (In thousands)
Revenues                                                     $  24,002     $  74,247      $   43,111
- ----------------------------------------------------------------------------------------------------
Costs and Expenses:
  Cost of operations (excluding depreciation
     and amortization)                                           6,283        75,816          37,241
  Depreciation and amortization                                  5,678         3,045           3,125
  Selling, general and administrative expenses                  27,401        15,111          31,966
- ----------------------------------------------------------------------------------------------------
                                                                39,362        93,972          72,332
- ----------------------------------------------------------------------------------------------------
Operating Loss before Equity in Income
  of Investees                                                 (15,360)      (19,725)        (29,221)

Equity in Income of Subsidiaries
  and Other Investees                                           29,877        73,860         130,293
- ----------------------------------------------------------------------------------------------------
  Operating Income                                              14,517        54,135         101,072
- ----------------------------------------------------------------------------------------------------
Other Income (Expense):
  Interest income                                               17,749         7,988             260
  Interest expense                                             (28,533)       (6,734)           (103)
  Other - net                                                   (3,295)        8,008            (612)
- ----------------------------------------------------------------------------------------------------
                                                               (14,079)        9,262            (455)
- ----------------------------------------------------------------------------------------------------
Income before Provision for (Benefit from)
  Income Taxes and Cumulative Effect of
  Accounting Change                                                438        63,397         100,617

Provision for (Benefit from) Income Taxes                          251         2,697         (18,520)
- ----------------------------------------------------------------------------------------------------
Income before Cumulative Effect of
  Accounting Change                                                187        60,700         119,137
Cumulative Effect of Accounting Change                              -         (1,326)           -
- ----------------------------------------------------------------------------------------------------
Net Income                                                   $     187     $  59,374      $  119,137
====================================================================================================

See accompanying notes to condensed financial information

                                                                      Schedule I



                             J. RAY McDERMOTT, S.A.
                             (PARENT COMPANY ONLY)
                            STATEMENT OF CASH FLOWS
                FOR THE THREE FISCAL YEARS ENDED MARCH 31, 1996

               INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS


                                                                1996          1995           1994
                                                                ---           ----           ----
                                                                         (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income                                                   $     187     $  59,374      $  119,137
- ----------------------------------------------------------------------------------------------------
Adjustments to reconcile net income to net
  cash provided by (used in) operating
  activities:
       Depreciation and amortization                             5,678         3,045           3,125
       Equity in income of subsidiaries and
         other investees, less dividends                       (15,787)      (73,860)       (130,293)
       Benefit from deferred taxes                                 (17)         (149)         (8,194)
       Other                                                      (171)        1,303            (343)
       Changes in assets and liabilities:
         Net contracts in progress and advance
           billings                                              6,341        21,740         (13,081)
         Accounts and notes receivable                          50,314         4,600         139,860
         Accounts payable                                      (58,791)       42,980        (197,921)
         Income taxes                                           (5,943)        5,138          18,073
         Other, net                                                385        (6,387)         48,336
- ----------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN)
     OPERATING ACTIVITIES                                      (17,804)       57,784         (21,301)
- ----------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from sale and disposal of assets                          325            26             365
Purchases of property, plant and equipment                      (2,121)       (3,153)         (2,109)
Decrease in loans to subsidiaries                              127,438           -               -
Other                                                             (452)         (375)            -
- ----------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN)
    INVESTING ACTIVITIES                                       125,190        (3,502)         (1,744)
- ----------------------------------------------------------------------------------------------------

                                                                       CONTINUED

               INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS


                                                                1996           1995            1994
                                                                ----           ----            ----
                                                                          (In thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:

Decrease in short-term borrowing                             $     -       $     -        $     (775)
Issuance of common stock                                         4,197           430             -
Increase (decrease) in notes payable
    to McDermott International                                 (20,542)          -            58,040
Distributions to McDermott International                           -         (46,249)        (30,295)
Decrease in notes payable to subsidiaries                      (36,807)          -               -
Dividends paid                                                  (7,928)         (900)            -
Other                                                               (5)          -               -
- ----------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) FINANCING
  ACTIVITIES                                                   (61,085)      (46,719)         26,970
- ----------------------------------------------------------------------------------------------------
EFFECTS OF EXCHANGE RATE CHANGES ON CASH                           -             -               (92)
- ----------------------------------------------------------------------------------------------------
NET INCREASE IN CASH AND CASH
  EQUIVALENTS                                                   46,301         7,563           3,833
- ----------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT BEGINNING
  OF YEAR                                                       11,776         4,213             380
- ----------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END
  OF YEAR                                                    $  58,077     $  11,776      $    4,213
====================================================================================================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for:
  Interest, including intercompany
  interest (net of amount capitalized)                       $  29,030     $   5,380      $      104
  Income taxes, net of refunds                               $   1,138     $     821      $      344
====================================================================================================

See accompanying notes to condensed financial information.

                                                                      Schedule I


                             J. RAY McDERMOTT, S.A.
                             (PARENT COMPANY ONLY)
                    NOTES TO CONDENSED FINANCIAL INFORMATION
                FOR THE THREE FISCAL YEARS ENDED MARCH 31, 1996

- --------------------------------------------------------------------------------

NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements have been prepared to present the unconsolidated financial position, results of operations and cash flows of J. Ray McDermott, S.A. (Parent Company Only). Investments in subsidiaries and other investees are stated at cost plus equity in undistributed earnings from date of acquisition. These Parent Company Only financial statements should be read in conjunction with J. Ray McDermott, S.A. consolidated financial statements.


NOTE 2 - CONTINGENCIES

J. Ray McDermott, S.A. is contingently liable under standby letters of credit totaling $79,420,362 at March 31, 1996 issued in the normal course of business.

J. Ray McDermott, S.A. has guaranteed the indebtedness of certain of its subsidiaries and other investees. At March 31, 1996, these guarantees included $101,162,000 of loans to and $26,518,000 of standby letters of credit issued by certain subsidiaries and other investees.


NOTE 3 - DIVIDENDS RECEIVED

J. Ray McDermott, S.A. received dividends from its consolidated subsidiaries of $14,090,000, for the year ended March 31, 1996.

                          SIGNATURE OF THE REGISTRANT



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.




                                        J. RAY McDERMOTT, S.A.
                                        ----------------------
                                             (REGISTRANT)


                                    By: s/Daniel R. Gaubert
                                        ----------------------
                                        Daniel R. Gaubert
                                        Vice President, Finance
                                         and Controller



July 25, 1996