Form 10-Q
period 1996-06-30
MCDERMOTT J RAY SA
filed 1996-08-07
CIK 934590

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C.  20549

                                  FORM 10 - Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the period ended June 30, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from ______________ to ______________

Commission File No. 1-13570

                             J. RAY McDERMOTT, S.A.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


        REPUBLIC OF PANAMA                                 72-1278896
- --------------------------------------------------------------------------------
   (State or other Jurisdiction                         (I.R.S. Employer
of Incorporation or Organization)                      Identification No.)

   1450 Poydras Street, New Orleans, Louisiana                       70112-6050
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



                                 Yes  [X]                No [ ]

The number of shares of Common Stock, par value $.01 per share, outstanding as of July 26, 1996 was 40,274,517.

                             J. RAY McDERMOTT, S.A.

                              INDEX - FORM 10-Q



                                                                                      PAGE
                                                                                      ----


PART I - FINANCIAL INFORMATION


     Item 1 -  Condensed Consolidated Financial Statements

          Condensed Consolidated Balance Sheet
             June 30, 1996 and March 31, 1996                                          4


          Condensed Consolidated Statement of Income
             Three Months Ended June 30, 1996 and 1995                                 6


          Condensed Consolidated Statement of Cash Flows
             Three Months Ended June, 1996 and 1995                                    7


          Notes to Condensed Consolidated Financial Statements                         9


     Item 2 - Management's Discussion and Analysis of
                 Financial Condition and Results of Operations                        11

 PART II - OTHER INFORMATION


     Item 6 - Exhibits and Reports on Form 8-K                                        17


SIGNATURES                                                                            18

Exhibit 11 -    Calculation of Earnings Per Common
                and Common Equivalent Share                                           20


                                     PART I

                             J. RAY McDERMOTT, S.A.


                             FINANCIAL INFORMATION




Item 1.   Condensed Consolidated Financial Statements

                             J. RAY McDERMOTT, S.A.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 JUNE 30, 1996


                                     ASSETS


                                                                              6/30/96                3/31/96
                                                                              -------               --------
                                                                            (Unaudited)
                                                                                       (In thousands)
Current Assets:
  Cash and cash equivalents                                             $         94,815      $        166,408
  Accounts receivable-trade                                                      253,042               193,643
  Accounts receivable-unconsolidated
      affiliates                                                                  39,897                46,209
  Accounts receivable-other                                                       59,885                57,421
  Contracts in progress                                                          206,049               181,375
  Other current assets                                                            58,180                57,291
- --------------------------------------------------------------------------------------------------------------

    Total Current Assets                                                         711,868               702,347
- --------------------------------------------------------------------------------------------------------------

Property, Plant and Equipment, at Cost:                                        1,227,714             1,186,233
  Less accumulated depreciation                                                  822,832               793,833
- --------------------------------------------------------------------------------------------------------------

     Net Property, Plant and Equipment                                           404,882               392,400
- --------------------------------------------------------------------------------------------------------------

Excess of Cost Over Fair Value of Net Assets
  of Purchased Businesses Less Accumulated
  Amortization of $34,683,000 at June 30, 1996
  and $28,799,000 at March 31, 1996                                              317,231               316,863
- --------------------------------------------------------------------------------------------------------------

Investment in Unconsolidated Affiliates                                           74,589                72,806
- --------------------------------------------------------------------------------------------------------------

Other Assets                                                                      50,342                53,329
- --------------------------------------------------------------------------------------------------------------

      TOTAL                                                             $      1,558,912      $      1,537,745
==============================================================================================================


See accompanying notes to condensed consolidated financial statements.

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                              6/30/96               3/31/96
                                                                              -------               -------
                                                                            (Unaudited)
                                                                                        (In thousands)
Current Liabilities:
  Notes payable and current
        maturities of long-term debt                                    $        120,431       $       96,130
  Accounts payable                                                               139,531              103,473
  Accounts payable to International and affiliates                                33,225               47,695
  Accrued contract costs                                                          34,620               69,827
  Accrued liabilities - other                                                     96,018              120,515
  Deposit on equipment sale                                                       30,000               30,000
  Advance billings on contracts                                                   49,917               36,581
  U.S. and foreign income taxes                                                   30,873               28,717
- -------------------------------------------------------------------------------------------------------------

    Total Current Liabilities                                                    534,615              532,938
- -------------------------------------------------------------------------------------------------------------

Long-Term Debt                                                                   112,081              114,532
- -------------------------------------------------------------------------------------------------------------

Note Payable to International                                                    231,000              231,000
- -------------------------------------------------------------------------------------------------------------

Deferred and Non-Current Income Taxes                                             47,219               50,016
- -------------------------------------------------------------------------------------------------------------

Other Liabilities                                                                 71,469               55,362
- -------------------------------------------------------------------------------------------------------------

Contingencies
- -------------------------------------------------------------------------------------------------------------

Stockholders' Equity:
  Preferred stock, authorized 10,000,000 shares;
    outstanding 3,200,000 Series A $2.25 cumulative
    convertible, par value $0.01 per share,
    (liquidation preference $160,000,000)                                             32                   32
  Common stock, par value $0.01 per share,
    authorized 60,000,000 shares; outstanding
    40,267,947 at June 30, 1996 and
    40,197,946 at March 31, 1996                                                     403                  402
  Capital in excess of par value                                                 582,203              581,609
  Deficit                                                                         (3,874)             (14,576)
  Currency  translation adjustments                                              (16,236)             (13,570)
- -------------------------------------------------------------------------------------------------------------

    Total Stockholders' Equity                                                   562,528              553,897
- -------------------------------------------------------------------------------------------------------------

      TOTAL                                                             $      1,558,912      $     1,537,745
=============================================================================================================

                             J. RAY McDERMOTT, S.A.
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                 JUNE 30, 1996

                                                                                 THREE MONTHS ENDED
                                                                         6/30/96                    6/30/95
                                                                         -------                    -------
                                                                                     (Unaudited)
                                                                                   (In thousands)
Revenues                                                           $       389,189              $     311,803
- -------------------------------------------------------------------------------------------------------------
Costs and Expenses:
   Cost of operations (excluding
       depreciation and amortization)                                      318,427                    246,702
   Depreciation and amortization                                            21,147                     22,132
   Selling, general and
       administrative expenses                                              31,361                     30,555
- -------------------------------------------------------------------------------------------------------------

                                                                           370,935                    299,389
- -------------------------------------------------------------------------------------------------------------
Operating Income before Equity in
   Income (Loss) of Investees                                               18,254                     12,414
Equity in Income (Loss) of Investees                                         1,298                       (898)
- -------------------------------------------------------------------------------------------------------------

   Operating Income                                                         19,552                     11,516
- -------------------------------------------------------------------------------------------------------------
Other Income (Expense):
   Interest income                                                           3,720                        593
   Interest expense                                                        (10,173)                    (9,348)
   Other-net                                                                 1,199                      3,752
- -------------------------------------------------------------------------------------------------------------

                                                                            (5,254)                    (5,003)
- -------------------------------------------------------------------------------------------------------------

Income before Provision for  Income Taxes                                   14,298                      6,513
Provision for Income Taxes                                                   1,865                      3,246
- -------------------------------------------------------------------------------------------------------------

Net Income                                                         $        12,433              $       3,267
=============================================================================================================

Net Income Applicable to Common Stock
   (after Preferred Stock Dividends)                               $        10,633              $       1,211
=============================================================================================================

Earnings per Common and Common Equivalent
   Share (Primary and Fully Diluted)                               $          0.26              $        0.03
=============================================================================================================

Weighted Average Number of Common and
   Common Equivalent Shares Outstanding                                 40,684,352                 39,348,393
Cash Dividends:
   Per preferred share                                             $        0.5625              $      0.5625
=============================================================================================================


See accompanying notes to condensed consolidated financial statements.

                             J. RAY McDERMOTT, S.A.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 JUNE 30, 1996



                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                                     THREE MONTHS ENDED
                                                                               6/30/96              6/30/95
                                                                               -------              -------
                                                                                       (Unaudited)
                                                                                     (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income                                                                   $      12,433      $       3,267
- -------------------------------------------------------------------------------------------------------------
Adjustments to reconcile net income to net
 cash used in operating activities:
   Depreciation and amortization                                                    21,147             22,132
   Equity in income or loss of investees,
       less dividends                                                               (1,298)               950
   Other                                                                               305                197
   Changes in assets and liabilities:
        Accounts receivable                                                        (53,542)           (12,616)
        Net contracts in progress and advance billings                              (7,270)           (61,696)
        Accounts payable                                                            18,203             14,360
        Accrued contract costs                                                     (35,207)           (11,316)
        Accrued liabilities                                                        (26,171)            (8,660)
        Income taxes                                                                 1,980             (3,027)
        Other, net                                                                   5,880             (2,141)
- -------------------------------------------------------------------------------------------------------------

NET CASH USED IN OPERATING ACTIVITIES                                              (63,540)           (58,550)
- -------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of property, plant and equipment                                         (25,681)           (17,080)
Investment in equity investees                                                      (1,939)            (3,414)
Other                                                                                  911                264
- -------------------------------------------------------------------------------------------------------------

NET CASH USED IN INVESTING ACTIVITIES                                              (26,709)           (20,230)
- -------------------------------------------------------------------------------------------------------------

                                                                       CONTINUED


                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS


                                                                                    THREE MONTHS ENDED
                                                                               6/30/96               6/30/95
                                                                               -------               -------
                                                                                        (Unaudited)
                                                                                       (In thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:

Payment of long-term debt                                                    $      (2,919)     $        -
Increase in short-term borrowing                                                    24,633             89,690
Preferred dividends paid                                                            (1,800)            (2,017)
Other                                                                               (1,302)              (557)
- -------------------------------------------------------------------------------------------------------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                           18,612             87,116
- -------------------------------------------------------------------------------------------------------------

EFFECTS OF EXCHANGE RATE CHANGES ON CASH                                                44                (75)
- -------------------------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH AND CASH
    EQUIVALENTS                                                                    (71,593)             8,261
- -------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                   166,408             52,224
- -------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                   $      94,815      $      60,485
=============================================================================================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

 Cash paid during the period for:
  Interest (net of amount capitalized)                                       $       8,090      $       6,924
  Income taxes (net of refunds)                                              $       2,135      $       3,162
=============================================================================================================


See accompanying notes to condensed consolidated financial statements.

                             J. RAY McDERMOTT, S.A.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1996


NOTE 1 - BASIS OF PRESENTATION

J. Ray McDermott, S.A. ("JRM") is a majority owned subsidiary of McDermott International, Inc. ("International").

The accompanying unaudited condensed consolidated financial statements are presented in U.S. Dollars, and have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in JRM's Annual Report on Form 10-K for the fiscal year ended March 31, 1996.

NOTE 2 -     SUMMARIZED INCOME STATEMENT INFORMATION OF UNCONSOLIDATED
             AFFILIATES

The combined financial results of two of JRM's joint ventures, HeereMac and McDermott-ETPM West, Inc., accounted for using the equity method are summarized below. These ventures were significant (as defined by applicable Securities and Exchange Commission regulations) in fiscal year 1996.

                                                                                 THREE MONTHS ENDED
                                                                          6/30/96                  6/30/95
                                                                         --------                  -------
                                                                                     (Unaudited)
                                                                                   (In thousands)
Revenues                                                               $       171,353          $     191,919
- -------------------------------------------------------------------------------------------------------------

Operating Income                                                       $        22,719          $       5,612
- -------------------------------------------------------------------------------------------------------------

Income before Income Taxes                                             $           713          $      10,211
Provision for Income Taxes                                                       1,974                  1,673
- -------------------------------------------------------------------------------------------------------------

Net Income (Loss)                                                      $        (1,261)         $       8,538
=============================================================================================================

Equity in Net Income (Loss)                                            $        (1,205)         $       3,982
=============================================================================================================

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

J. Ray McDermott, S.A. ("JRM") is a majority owned subsidiary of McDermott International, Inc. ("International"). A significant portion of JRM's revenues and operating results are derived from its foreign operations. As a result, JRM's operations and financial results are affected by international factors, such as changes in foreign currency exchange rates. JRM attempts to minimize its exposure to changes in foreign currency exchange rates by attempting to match foreign currency contract receipts with like foreign currency disbursements. To the extent that it is unable to match the foreign currency receipts and disbursements related to its contracts, JRM enters into forward exchange contracts to hedge foreign currency transactions, which reduce the impact of foreign exchange rate movements on its operating results.

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 1996 VS. THREE MONTHS ENDED JUNE 30, 1995

Management's discussion of revenues and operating income is discussed by the geographic areas presented in the tables below. Other geographic area revenues include eliminations between geographic areas; and Other geographic area operating loss includes the amortization of goodwill and covenants-not-to-compete resulting from JRM's acquisition of Offshore Pipelines, Inc. during fiscal year 1995. The three months ended June 30, 1995 have been restated to reflect the allocation of certain expenses from geographic area operating income (loss) to Corporate G&A Expense to conform to the presentation at June 30, 1996.

                                                                                     THREE MONTHS ENDED
                                                                              6/30/96                6/30/95
                                                                              -------                -------
                                                                                        (Unaudited)
                                                                                       (In thousands)
REVENUES

North and South America                                                  $      156,027         $      82,037
North Sea and West Africa                                                        97,704               114,492
Middle East                                                                      47,906                43,262
Far East                                                                         89,468                85,071
Other (including Transfer Eliminations)                                          (1,916)              (13,059)
- -------------------------------------------------------------------------------------------------------------


TOTAL REVENUES                                                           $      389,189         $     311,803
=============================================================================================================


OPERATING INCOME
  Operating Income (Loss) by Geographic Area:
    North and South America                                              $       12,968         $       4,839
    North Sea and West Africa                                                     5,198                 8,678
    Middle East                                                                   2,686                    37
    Far East                                                                      6,757                 9,227
    Other                                                                        (6,369)               (7,193)
- -------------------------------------------------------------------------------------------------------------

  TOTAL OPERATING INCOME BY
    GEOGRAPHIC AREA                                                              21,240                15,588
- -------------------------------------------------------------------------------------------------------------

  Equity in Income (Loss) of Investees:
    North and South America                                                        (671)               (3,050)
    North Sea and West Africa                                                     2,185                 3,567
    Far East                                                                       (216)               (1,415)
- -------------------------------------------------------------------------------------------------------------

  TOTAL EQUITY IN INCOME (LOSS)
    OF INVESTEES                                                                  1,298                  (898)
- -------------------------------------------------------------------------------------------------------------

  Corporate G&A Expense                                                          (2,986)               (3,174)
- -------------------------------------------------------------------------------------------------------------

     TOTAL OPERATING INCOME                                              $       19,552         $      11,516
=============================================================================================================


Revenues increased $77,386,000 to $389,189,000, primarily due to higher volume on offshore and engineering activities in North America, the North Sea and the Far East, and higher fabrication activity in North America. These increases were partially offset by lower procurement revenues in the North Sea as the B.P. Exploration Foinaven Development program ("Foinaven") west of the Shetlands in the North Atlantic nears completion.

Operating income by geographic area increased $5,562,000 to $21,240,000, primarily due to higher volume and margins from offshore and engineering activities in the North Sea and higher volume in fabrication and offshore activities in North America. These increases were partially offset by the completion of former Offshore Pipelines, Inc. contracts in West Africa last year and lower leasing activities due to the sale of the DB101 and DB102 to the HeereMac joint venture in March 1996.

Equity in income (loss) of investees increased $2,196,000 to income of $1,298,000 from a loss of $898,000, primarily due to improved results of a Mexican joint venture. This increase was partially offset by lower results from the HeereMac and McDermott-ETPM West, Inc. joint ventures. The revenues of these two unconsolidated joint ventures declined from $191,919,000 to $171,353,000, primarily in the Far East and West Africa, partially offset by increased volume in the North Sea and North America. The equity income from these two unconsolidated joint ventures declined from $3,982,000 to a loss of $1,205,000 as a result of the lower volume and foreign currency transaction losses in the current period. There was also higher interest expense on debt issued by the HeereMac joint venture to finance the purchase of major marine vessels it had been chartering, including JRM's DB101 and DB102. Equity income in the current period also includes income of $2,145,000 from the amortization of the deferred gain resulting from the sale of the DB101 and DB102 to the HeereMac joint venture.

Interest income increased $3,127,000 to $3,720,000, primarily due to interest on the promissory note of $105,000,000 received as part of the consideration from the sale of the DB101 and DB102 to the HeereMac joint venture.

Interest expense increased $825,000 to $10,173,000, primarily due to changes in debt obligations and interest rates prevailing thereon.

Other-net income decreased $2,553,000 to $1,199,000 primarily due to minority shareholder participation in the improved results of the McDermott-ETPM East, Inc. joint venture and in the results of McDermott Subsea Constructors, Ltd.

The provision for income taxes decreased $1,381,000 to $1,865,000 while income before the provision for income taxes increased $7,785,000 to $14,298,000. The reduction in income taxes is primarily due to a decrease in deemed profit (revenue) basis taxation and higher non-taxable earnings. Within these jurisdictions, tax provisions vary because of nominal rates, allowability of deductions, credits and other benefits, and tax basis (for example, revenue versus income). These variances, along with variances in the mix of income within jurisdictions, are often responsible for shifts in the effective tax rate. As a result of these factors, the provision for income taxes was 13% of pretax income for the three months ended June 30, 1996 compared to a provision for income taxes of 50% of pretax income for the three months ended June 30, 1995.

Backlog

                                                                        6/30/96                      3/31/96
                                                                        -------                      -------
                                                                                    (Unaudited)
                                                                                  (In thousands)
North and South America                                          $        414,597             $       313,643
Europe and West Africa                                                    187,689                     195,293
Middle East                                                               342,820                     345,764
Far East                                                                  221,485                     123,196
- -------------------------------------------------------------------------------------------------------------
TOTAL BACKLOG                                                    $      1,166,591             $       977,896
=============================================================================================================



In general, JRM's geographic area's are capital intensive and rely on large contracts for a substantial amount of their revenues.

JRM's consolidated backlog increased to $1,166,591,000 at June 30, 1996 from $977,896,000 at March 31, 1996, and backlog relating to contracts to be performed by its unconsolidated joint ventures (not included above) increased to $1,632,000,000 at June 30, 1996 from $1,374,000,000 at March 31, 1996. JRM believes its markets are beginning to emerge from the difficult competitive environment that has put pressure on margins in recent years.

Liquidity and Capital Resources

During the three months ended June 30 ,1996, JRM's cash and cash equivalents decreased $71,593,000 to $94,815,000 and total debt increased $21,850,000 to $463,512,000, due to the increase in short-term borrowings of $24,633,000. During this period, JRM used cash of $63,540,000 in operating activities; $25,681,000 for additions to property, plant and equipment; and $1,800,000 for cash dividends on preferred stock.

Higher accounts receivable are primarily due to the timing of collections of contract billings by North American operations and on the Foinaven contract. Decreases in accrued contract costs were offset by higher accounts payable related to the Foinaven contract, which is nearing completion.

Expenditures for property, plant and equipment increased $8,601,000 to $25,681,000 for the three months ended June 30, 1996, as compared with the same period last year. In addition to maintaining existing facilities and equipment, these expenditures included approximately $4,000,000 for the purchase of a cable lay vessel and $4,370,000 for the installation of a new system to lay fiber optic cable on this vessel which operates in the North Sea and $5,913,000 to upgrade a marine barge operating in the Gulf of Mexico. JRM is committed to make additional expenditures of approximately $10,000,000 on the cable lay vessel.

At June 30 and March 31, 1996, JRM had available to it various uncommitted short-term lines of credit from banks totaling $147,402,000 and $142,645,000, respectively. Borrowings by JRM against these lines of credit at June 30 and March 31, 1996 were $109,884,000 and $85,251,000, respectively. JRM also has available an unsecured and committed revolving credit facility on which no borrowings were outstanding at June 30 or March 31, 1996. The maximum amount available is $150,000,000, but is subject to certain limits (approximately $120,000,000 was available at June 30, 1996) as a result of an incremental borrowing capacity covenant in this agreement. In addition, JRM is restricted, as a result of the consolidated tangible net worth covenant in this agreement, in its ability to transfer funds to International and its subsidiaries through cash dividends (including its annual preferred stock dividends of $7,200,000 on its Series A Preferred Stock) or through unsecured loans or investments. As of June 30, 1996, approximately $15,000,000 of JRM's net assets were not subject to this restriction.

Working capital increased $7,844,000 to $177,253,000 at June 30, 1996 from $169,409,000 at March 31, 1996. On July 25, 1996, JRM issued $250,000,000 principal amount of 9.375% Senior Subordinated Notes due in 2006 and received net proceeds of

$244,375,000 which were used primarily to repay the Note Payable to International (including interest) of approximately $239,000,000. The remaining net proceeds will be used for general corporate purposes. During the remainder of fiscal year 1997, JRM expects to obtain funds to meet working capital, capital expenditure and debt maturity requirements from operating activities, disposal of non-strategic assets and borrowings under its short-term lines of credit. Leasing agreements for equipment, which are short-term in nature, are not expected to impact JRM's liquidity or capital resources. During July 1996, the sale of certain equipment to the HeereMac joint venture was completed. Prior to this sale, JRM had received $30,000,000 as a deposit in March 1996.

New Accounting Standards

In October 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," effective for fiscal years beginning after December 15, 1995. SFAS No. 123 established financial accounting and reporting standards for stock-based employee compensation plans. JRM has finalized its review of the provisions of this statement and has decided to account for stock option grants in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and make the pro forma information disclosures required under the new standard.

In June 1996, the FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," effective for fiscal years beginning after December 1996. SFAS No. 125 established accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities. This statement also provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. JRM has not yet finalized its review of the impact of this statement, but it is not expected to have a material impact on the consolidated financial statements.

                                    PART II

                             J. RAY McDERMOTT, S.A.

                               OTHER INFORMATION



No information is applicable to Part II for the current quarter, except as noted below:


Item 6.            EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits

            4.1 Indenture dated July 15, 1996 between J. Ray McDermott, S.A. and Citibank, N.A., as Trustee, relating to $250 million principal amount of 9.375% Senior Subordinated Notes due 2006 (incorporated by reference to Exhibit 4.1 to J. Ray McDermott, S.A.'s Registration Statement on Form S-3, Registration No. 333-01971)

             11  Calculation of Earnings Per Common and Common Equivalent Share

             27  Financial Data Schedule

      (b)   Reports on Form 8-K

            There were no current reports on Form 8-K filed during the three months ended June 30, 1996.



Signatures

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              J. RAY McDERMOTT, S.A.


                                              /s/ Daniel R. Gaubert
                                              ----------------------------------

                                         By:  Daniel R. Gaubert
                                              Vice President, Finance
                                              (Principal Accounting Officer)






August 6, 1996

                                 EXHIBIT INDEX


Exhibit       Description
- -------       -----------
  4.1         Indenture dated July 15, 1996 between J. Ray McDermott, S.A. and Citibank, N.A., as Trustee, relating to
              $250 million principal amount of 9.375% Senior Subordinated Notes due 2006 (incorporated by reference to
              Exhibit 4.1 to J. Ray McDermott, S.A.'s Registration Statement on Form S-3, Registration No. 333-01971)

   11         Calculation of Earnings per Common and Common Equivalent Share

   27         Financial Data Schedule