Form 10-Q
period 1996-09-30
MCDERMOTT J RAY SA
filed 1996-11-12
CIK 934590

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C.  20549

                                  FORM 10 - Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1996

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from ______________ to ______________

Commission File No. 1-13570

                            J. RAY McDERMOTT, S.A.
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

       REPUBLIC OF PANAMA                                  72-1278896
-------------------------------------------------------------------------------
    (State or other Jurisdiction                     (I.R.S. Employer
  of Incorporation or Organization)                    Identification No.)

       1450 Poydras Street, New Orleans, Louisiana         70112-6050
------------------------------------------------------------------------------
       (Address of Principal Executive Offices)            (Zip Code)


Registrant's Telephone Number, Including Area Code (504) 587-5300
                                                   --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.


                              Yes [X]  No[ ]

The number of shares of Common Stock, par value $.01 per share, outstanding as of October 28, 1996 was 40,344,285.

                            J. RAY McDERMOTT, S.A.

                          I N D E X - F O R M 10 - Q
                          --------------------------



                                                               PAGE
                                                               ----



PART I - FINANCIAL INFORMATION
------------------------------


   Item 1 -  Condensed Consolidated Financial Statements

     Condensed Consolidated Balance Sheet
       September 30, 1996 and March 31, 1996                      4


     Condensed Consolidated Statement of Income
       Three and Six Months Ended September 30, 1996 and 1995     6


     Condensed Consolidated Statement of Cash Flows
       Six Months Ended September 30, 1996 and 1995               7


     Notes to Condensed Consolidated Financial Statements         9


  Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations           11

 PART II - OTHER INFORMATION
------------------------------

  Item 4 - Submission of Matters to Vote of Security Holders     19

  Item 6 - Exhibits and Reports on Form 8-K                      20


SIGNATURES                                                       21

Exhibit 3.2 -  Amended and Restated Bylaws                       23

Exhibit 11  -  Calculation of Earnings Per Common
               and Common Equivalent Share                       39

Exhibit 27  -  Financial Data Schedule                           40

PART I

                             J. RAY McDERMOTT, S.A.



                             FINANCIAL INFORMATION
                             ---------------------



Item 1.   Condensed Consolidated Financial Statements

                             J. RAY McDERMOTT, S.A.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 1996


                                    ASSETS


                                              9/30/96    3/31/96
                                             --------   --------
                                            (Unaudited)
                                                (In thousands)
Current Assets:
  Cash and cash equivalents                  $137,842   $166,408
  Accounts receivable-trade                   277,833    193,643
  Accounts receivable-unconsolidated
      affiliates                               27,047     46,209
  Accounts receivable-other                    30,335     57,421
  Contracts in progress                       189,552    181,375
  Other current assets                         28,164     57,291
----------------------------------------------------------------
  Total Current Assets                        690,773    702,347
----------------------------------------------------------------

Property, Plant and Equipment, at Cost:     1,230,314  1,186,233
 Less accumulated depreciation                824,265    793,833
----------------------------------------------------------------
  Net Property, Plant and Equipment           406,049    392,400
----------------------------------------------------------------
Excess of Cost Over Fair Value of Net Assets
 of Purchased Businesses Less Accumulated
 Amortization of $40,576,000 at September 30, 1996
 and $28,799,000 at March 31, 1996            311,338    316,863
----------------------------------------------------------------
Investment in Unconsolidated Affiliates       110,695     72,806
----------------------------------------------------------------
Other Assets                                   46,988     53,329
----------------------------------------------------------------

   TOTAL                                   $1,565,843 $1,537,745
================================================================
See accompanying notes to condensed consolidated financial statements.


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                                            9/30/96        3/31/96
                                                            -------        -------
                                                         (Unaudited)
                                                                 (In thousands)
Current Liabilities:
  Notes payable and current
        maturities of long-term debt                  $     203,302   $      96,130
  Accounts payable                                          131,406         103,473
  Accounts payable to International and affiliates            7,095          47,695
  Accrued contract costs                                     84,525          69,827
  Accrued liabilities - other                                90,277         120,515
  Deposit on equipment sale                                       -          30,000
  Advance billings on contracts                              46,781          36,581
  U.S. and foreign income taxes                              31,612          28,717
-----------------------------------------------------------------------------------
  Total Current Liabilities                                 594,998         532,938
-----------------------------------------------------------------------------------
Long-Term Debt                                              279,160         114,532
-----------------------------------------------------------------------------------
Note Payable to International                                     -         231,000
-----------------------------------------------------------------------------------
Deferred and Non-Current Income Taxes                        51,086          50,016
-----------------------------------------------------------------------------------
Other Liabilities                                            68,231          55,362
-----------------------------------------------------------------------------------
Contingencies
-----------------------------------------------------------------------------------
Stockholders' Equity:
  Preferred stock, authorized 10,000,000 shares;
    outstanding 3,200,000 Series A $2.25 cumulative
    convertible, par value $0.01 per share,
    (liquidation preference $160,000,000)                        32              32
  Common stock, par value $0.01 per share,
   authorized 60,000,000 shares; outstanding
   40,344,285 at September 30, 1996 and
   40,197,946 at March 31, 1996                                 403             402
  Capital in excess of par value                            582,514         581,609
  Retained earnings (deficit)                                 7,070         (14,576)
  Currency  translation adjustments                         (17,651)        (13,570)
-----------------------------------------------------------------------------------
  Total Stockholders' Equity                                572,368         553,897
-----------------------------------------------------------------------------------
   TOTAL                                                 $1,565,843      $1,537,745
===================================================================================

                             J. RAY McDERMOTT, S.A.
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                               SEPTEMBER 30, 1996

                                                 THREE                     SIX
                                              MONTHS ENDED             MONTHS ENDED
                                         9/30/96      9/30/95       9/30/96    9/30/95
                                        --------      --------      --------   --------
                                                           (Unaudited)
                                                          (In thousands)
Revenues                              $  368,708   $  359,503   $  758,305   $ 671,662
--------------------------------------------------------------------------------------
Costs and Expenses:
 Cost of operations (excluding
    depreciation and amortization)       314,148      286,650      632,575     533,352
 Depreciation and amortization            23,255       23,624       44,402      45,756
 Selling, general and
    administrative expenses               27,429       27,766       58,790      58,321
 -------------------------------------------------------------------------------------
                                         364,832      338,040      735,767     637,429
 -------------------------------------------------------------------------------------
Operating Income before Equity in
 Income (Loss) of Investees                3,876       21,463       22,538      34,233
Equity in Income (Loss) of Investees      22,853       (1,903)      24,151      (2,801)
--------------------------------------------------------------------------------------
  Operating Income                        26,729       19,560       46,689      31,432
 -------------------------------------------------------------------------------------
Other Income (Expense):
 Interest income                           3,379        1,154        7,099       1,747
 Interest expense                        (10,891)     (12,334)     (21,064)    (21,682)
 Other-net                                 7,113        1,858        7,904       5,254
 -------------------------------------------------------------------------------------
                                            (399)      (9,322)      (6,061)    (14,681)
 -------------------------------------------------------------------------------------
Income before Provision for
 Income Taxes                             26,330       10,238       40,628      16,751
Provision for Income Taxes                13,659        1,139       15,524       4,385
--------------------------------------------------------------------------------------
Net Income                           $    12,671   $    9,099   $   25,104   $  12,366
======================================================================================
Net Income Applicable to Common
 Stock (after Preferred Stock
 Dividends)                          $    10,871   $    7,041   $   21,504   $   8,252
======================================================================================
Net Income per Common and Common
 Equivalent Share (Primary and
 Fully Diluted)                      $      0.27   $     0.18   $     0.53   $    0.21
======================================================================================
Weighted Average Number of
 Common and Common
 Equivalent Shares Outstanding        40,777,615   39,569,889   40,730,984  39,459,142
======================================================================================
Cash Dividends:
 Per preferred share                     $0.5625      $ 0.5625       $1.125     $1.125
======================================================================================

See accompanying notes to condensed consolidated financial statements.

                             J. RAY McDERMOTT, S.A.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                               SEPTEMBER 30, 1996


                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                 SIX MONTHS ENDED
                                                                9/30/96    9/30/95
                                                               --------   --------
                                                                  (Unaudited)
                                                                 (In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income                                                     $ 25,104   $ 12,366
----------------------------------------------------------------------------------
Adjustments to reconcile net income to net
 cash used in operating activities:
   Depreciation and amortization                                 44,402     45,756
   Equity in income or loss of investees,
       less dividends                                           (24,151)    11,083
   Other                                                          2,213        418
   Changes in assets and liabilities:
        Accounts receivable                                     (46,989)   (34,738)
        Net contracts in progress and advance billings            5,850    (99,964)
        Accounts payable                                        (16,794)    30,794
        Accrued contract costs                                   14,698     (6,288)
        Accrued liabilities                                     (32,021)   (12,629)
        Income taxes                                              2,950     (1,243)
        Other, net                                                2,242     (9,203)
 ---------------------------------------------------------------------------------
NET CASH USED IN OPERATING ACTIVITIES                           (22,496)   (63,648)
----------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of property, plant and equipment                      (39,803)   (21,205)
Proceeds from sale and disposal of assets                         2,314      8,810
Investment in asset held for lease                                    -     (9,802)
Investments in equity investees                                  (3,908)    (6,824)
Other                                                               141       (224)
----------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                           (41,256)   (29,245)
----------------------------------------------------------------------------------

                                                                       CONTINUED


               INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                      SIX MONTHS ENDED
                                                    9/30/96      9/30/95
                                                    ---------   --------
                                                        (Unaudited)
                                                       (In thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:

Payment of long-term debt                          $  (5,932)  $ (5,330)
Issuance of long-term debt                           244,375     13,240
Increase in short-term borrowing                      33,109    102,775
Payment of note payable to International            (231,000)         -
Issuance of common stock                                 390      1,572
Preferred dividends paid                              (3,600)    (4,073)
Other                                                 (2,225)       276
-----------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES              35,117   108,460
-----------------------------------------------------------------------
EFFECTS OF EXCHANGE RATE CHANGES ON CASH                   69       243
-----------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                         (28,566)   15,810
-----------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD      166,408    52,224
-----------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD         $  137,842  $ 68,034
=======================================================================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for:
 Interest (net of amount capitalized)              $   16,929  $ 21,035
 Income taxes (net of refunds)                     $   11,596  $  4,126
=======================================================================

See accompanying notes to condensed consolidated financial statements.

                             J. RAY McDERMOTT, S.A.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996



NOTE 1 - BASIS OF PRESENTATION
J. Ray McDermott, S.A. ("JRM") is a majority owned subsidiary of McDermott International, Inc. ("International").

The accompanying unaudited condensed consolidated financial statements are presented in U.S. Dollars, and have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain amounts previously reported have been reclassified to conform with the presentation at September 30, 1996. Operating results for the three and six months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in JRM's annual report on Form 10-K for the fiscal year ended March 31, 1996.

NOTE 2 -  SUMMARIZED INCOME STATEMENT INFORMATION OF UNCONSOLIDATED AFFILIATES

The combined financial results of two of JRM's joint ventures, HeereMac and McDermott-ETPM West, Inc., which are accounted for using the equity method, are summarized below. These ventures were significant (as defined by applicable Securities and Exchange Commission regulations) in fiscal year 1996.

                                     THREE                      SIX
                                  MONTHS ENDED              MONTHS ENDED
                              9/30/96      9/30/95      9/30/96      9/30/95
                             ---------    ---------    ---------    ---------
                                               (Unaudited)
                                              (In thousands)

Revenues                           $ 214,404  $ 126,104   $ 385,757    $318,023
-------------------------------------------------------------------------------

Operating Income (Loss)            $  42,141  $ (1,274)   $  64,860    $  4,338
-------------------------------------------------------------------------------

Income (Loss) before Income Taxes  $  45,542  $   (200)   $  46,255    $ 10,011
Provision for (Benefit from) Income
 Taxes                                 2,439    (1,355)       4,413         318
-------------------------------------------------------------------------------
Net Income                         $  43,103  $  1,155    $  41,842    $  9,693
===============================================================================
Equity in Net Income               $  20,561  $    891    $  19,356    $  4,873
===============================================================================

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL
J. Ray McDermott, S.A. ("JRM") is a majority owned subsidiary of McDermott International, Inc. ("International"). A significant portion of JRM's revenues and operating results are derived from its foreign operations. As a result, JRM's operations and financial results are affected by international factors, such as changes in foreign currency exchange rates. JRM attempts to minimize its exposure to changes in foreign currency exchange rates by attempting to match foreign currency contract receipts with like foreign currency disbursements. To the extent that JRM is unable to match the foreign currency receipts and disbursements related to its contracts, it enters into forward exchange contracts to hedge foreign currency transactions, which reduce the impact of foreign exchange rate movements on operating results.

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

Management's discussion of revenues and operating income is discussed by the geographic areas presented in the tables below. Other geographic area revenues include eliminations between geographic areas; and Other geographic area operating loss includes the amortization of goodwill and covenants-not-to-compete resulting from JRM's acquisition of Offshore Pipelines, Inc. during fiscal year 1995. The three and six months ended September 30, 1995 have been restated to reflect the allocation of certain expenses from geographic area operating income (loss) to Corporate General & Administrative Expense and to include gains and losses on asset sales and disposals to conform with the presentation at September 30, 1996.



                                                            THREE                  SIX
                                                         MONTHS ENDED          MONTHS ENDED
                                                     9/30/96      9/30/95   9/30/96    9/30/95
                                                     -------     --------   -------   --------
                                                                       (Unaudited)
                                                                     (In thousands)
REVENUES
North and South America                              $188,144   $116,552  $344,242       $198,653
North Sea and West Africa                             111,775    179,082   209,501        293,577
Middle East                                            22,858     23,350    70,840         66,781
Far East                                               48,223     35,224   137,691        120,415
Other (including Transfer Eliminations)                (2,292)     5,295    (3,969)        (7,764)
-------------------------------------------------------------------------------------------------
TOTAL REVENUES                                       $368,708   $359,503  $758,305       $671,662
=================================================================================================
OPERATING INCOME

Operating Income (Loss) by Geographic Area:

  North and South America                             $24,305    $20,616  $ 37,344       $ 25,519
  North Sea and West Africa                            (9,249)    10,644    (4,029)        19,325
  Middle East                                          (4,570)    (2,347)   (1,808)        (2,141)
  Far East                                              2,459         37     9,216          9,384
  Other                                                (5,093)    (3,342)  (11,223)       (10,535)
-------------------------------------------------------------------------------------------------
 TOTAL OPERATING INCOME BY
  GEOGRAPHIC AREA                                       7,852     25,608    29,500         41,552
-------------------------------------------------------------------------------------------------
Equity in Income (Loss) of Investees:

  North and South America                                 452     (1,011)     (219)        (4,061)
  North Sea and West Africa                            22,968       (874)   25,153          2,693
  Far East                                               (567)       (18)     (783)        (1,433)
------------------------------------------------------------------------------------------------
 TOTAL EQUITY IN INCOME (LOSS)
  OF INVESTEES                                         22,853     (1,903)   24,151        (2,801)
------------------------------------------------------------------------------------------------
  Corporate General & Administrative
  Expense                                              (3,976)    (4,145)   (6,962)       (7,319)
------------------------------------------------------------------------------------------------
  TOTAL OPERATING INCOME                              $26,729    $19,560   $46,689       $31,432
================================================================================================

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 1996 VS. THREE MONTHS ENDED SEPTEMBER 30, 1995

Revenues increased $9,205,000 to $368,708,000, primarily due to higher volume in North America, partially offset by lower activities in the North Sea and lower leasing activities due to the sale of the DB101 and DB102 to the HeereMac joint venture.

Operating income decreased $17,756,000 to $7,852,000, primarily due to lower volume and margins on the Foinaven project, the completion of profitable Offshore Pipelines, Inc. contracts in West Africa last year, lower leasing activities due to the sale of the DB101 and DB102, and lower margins in the
Middle East.   These decreases were partially offset by higher volume in North
America and improved margins in the Far East.

Equity in income (loss) of investees increased $24,756,000 from a loss of $1,903,000 to income of $22,853,000, primarily due to the improved operating results from the HeereMac joint venture. The revenues of the HeereMac and McDermott-ETPM West, Inc. joint ventures increased from $126,104,000 to $214,404,000 primarily due to increased volume in the North Sea and North America, partially offset by decreased volume in the Far East and West Africa. Equity in income of investees from these two joint ventures increased from $891,000 to $20,561,000 primarily as a result of higher volume and margins and
foreign currency transaction gains.   There was also higher interest expense as
a result of debt issued by the HeereMac joint venture to finance the purchase of major marine vessels it had been chartering, including JRM's DB101 and DB102. Equity in income of investees in the current period also includes income of $2,168,000 from the amortization of the deferred gain resulting from the sale of the DB101 and DB102.

Interest income increased $2,225,000 to $3,379,000, primarily due to interest on the promissory note of $105,000,000 received as part of the consideration from the sale of the DB101 and DB102.

Interest expense decreased $1,443,000 to $10,891,000, primarily due to changes in debt obligations and interest rates prevailing thereon.

Other-net income increased $5,255,000 to $7,113,000, primarily due to increases in certain reimbursed financing costs and foreign currency transaction gains in the current period compared to foreign currency transaction losses in the prior period.

The provision for income taxes increased $12,520,000 to $13,659,000 while income before the provision for income taxes increased $16,092,000 to $26,330,000. The increase in income taxes is due primarily to the increase in income and also, in part, due to a reduction in the provision in the prior period resulting from the reappraisal of tax liabilities in certain foreign tax jurisdictions. In addition, JRM operates in many different tax jurisdictions. Within these jurisdictions, tax provisions vary because of nominal rates, allowability of deductions, credits and other benefits, and tax basis (for example, revenue versus income). These variances, along with variances in the mix of income within jurisdictions, are often responsible for shifts in the effective tax rate. As a result of these factors, the provision for income taxes was 52% of pretax income for the three months ended September 30, 1996 compared to a provision for income taxes of 11% of pretax income for the three months ended September 30, 1995.

RESULTS OF OPERATIONS - SIX MONTHS ENDED SEPTEMBER 30, 1996 VS. SIX MONTHS ENDED SEPTEMBER 30, 1995

Revenues increased $86,643,000 to $758,305,000, primarily due to higher volume in North America, partially offset by lower activities in the North Sea and lower leasing activities due to the sale of the DB101 and DB102.

Operating income decreased $12,052,000 to $29,500,000, primarily due to lower volume and margins on the Foinaven project, the completion of profitable Offshore Pipelines, Inc. contracts in West Africa last year and lower leasing activities due to the sale of the DB101 and DB102. These decreases were partially offset by higher volume in North America and improved margins in the Far East.

Equity in income (loss) of investees increased $26,952,000 from a loss of $2,801,000 to income of $24,151,000, primarily due to the improved operating results from the HeereMac joint venture. The revenues of the HeereMac and McDermott-ETPM West, Inc. joint ventures increased from $318,023,000 to $387,757,000 primarily due to increased volume in the

North Sea and North America, partially offset by decreased volume in the Far East and West Africa. Equity in income of investees from these two joint ventures increased from $4,873,000 to $19,356,000 primarily as a result of higher volume and margins. There was also higher interest expense as a result of debt issued by the HeereMac joint venture to finance the purchase of major marine vessels it had been chartering, including JRM's DB101 and DB102. Equity in income of investees in the current period also includes income of $4,313,000 from the amortization of the deferred gain resulting from the sale of the DB101 and DB102.

Interest income increased $5,352,000 to $7,099,000, primarily due to interest on the promissory note of $105,000,000 received as part of the consideration from the sale of the DB101 and DB102.

Interest expense decreased $618,000 to $21,064,000, primarily due to changes in debt obligations and interest rates prevailing thereon.

Other-net income increased $2,650,000 to $7,904,000, primarily due to increases in certain reimbursed financing costs in the current period, partially offset by a reduction in minority interest income due to minority shareholder participation in the improved operating results of the McDermott-ETPM joint venture.

The provision for income taxes increased $11,139,000 to $15,524,000 while income before the provision for income taxes increased $23,877,000 to $40,628,000. The increase in income taxes is due primarily to the increase in income and also, in part, due to a reduction in the provision in the prior period resulting from the reappraisal of tax liabilities in certain foreign tax jurisdictions. In addition, JRM operates in many tax jurisdictions. Within these jurisdictions, tax provisions vary because of nominal rates, allowability of deductions, credits and other benefits, and tax basis (for example, revenue versus income). These variances, along with variances in the mix of income within jurisdictions, are often responsible for shifts in the effective tax rate. As a result of these factors, the provision for income taxes was 38% of pretax income for the six months ended September 30, 1996 compared to a provision for income taxes of 26% of pretax income for the six months ended September 30, 1995.

Backlog                                9/30/96   3/31/96
-------                                -------   -------
                                           (Unaudited)
                                          (In thousands)
North and South America             $  571,940  $313,643
North Sea and West Africa              233,796   195,293
Middle East                            463,276   345,764
Far East                               180,991   123,196
-------------------------------------------------------------------
TOTAL BACKLOG                       $1,450,003  $977,896
===================================================================

In general, JRM's business is capital intensive and relies on large contracts for a substantial amount of their revenues.

JRM's consolidated backlog increased to $1,450,003,000 at September 30, 1996 from $977,896,000 at March 31, 1996, and backlog relating to contracts to be performed by its unconsolidated joint ventures (not included above) increased to $1,474,000,000 at September 30, 1996 from $1,374,000,000 at March 31, 1996. JRM believes its markets are beginning to emerge from the difficult competitive environment that has put pressure on margins in recent years. It also believes that these strong markets and increased backlog suggest improving financial results over the longer term. However, in this historically seasonal business, JRM does not expect second half results to be as profitable as in the first half. JRM does expect asset sales in the second half to partially offset the seasonal results.

Liquidity and Capital Resources
-------------------------------

During the six months ended September 30, 1996, JRM's cash and cash equivalents decreased $28,566,000 to $137,842,000 and total debt increased $40,800,000 to $482,462,000, due to the issuance of JRM's 9.375% Senior Subordinated Notes (primarily used to repay indebtedness to International) and an increase in short-term borrowings of $33,109,000 (primarily due to specific financing on the Foinaven project). During this period, JRM used cash of $22,496,000 in operating activities; $39,803,000 for additions to property, plant and equipment; and $3,600,000 for cash dividends on preferred stock.

Expenditures for property, plant and equipment increased $18,598,000 to $39,803,000 for the six months ended September 30, 1996, as compared with the same period last year. In addition to maintaining existing facilities and equipment, these expenditures included $4,887,000 for the purchase of a cable lay vessel and modifications thereon which operates in the North Sea; $4,167,000 for cable lay equipment, which includes a deep bury plow used in the installation of fiber optic cable; and $9,613,000 to upgrade a marine barge operating in the Gulf of Mexico.

JRM had an unsecured and committed revolving credit facility which contains a debt to capitalization covenant which limits its incremental borrowing capacity to $2,600,000 at September 30, 1996. There were no borrowings outstanding on this facility at September 30 or March 31, 1996. At September 30 and March 31, 1996, JRM also had available to it various uncommitted short-term lines of credit from banks with borrowings against them at September 30 and March 31, 1996 of $118,360,000 and $85,251,000, respectively. Of the $118,360,000 outstanding at September 30, 1996, approximately $108,000,000 relates to specific financing on the Foinaven project and will be repaid upon project completion. While these various uncommitted short-term lines of credit have limits in excess of the $118,360,000 outstanding at September 30, 1996, borrowings against these short-term lines is also limited to an additional $2,600,000. This limitation is not expected to impact the liquidity of JRM, primarily because of the availability of $137,842,000 in cash and cash equivalents. In addition, JRM is restricted, as a result of the consolidated tangible net worth covenant in this agreement, in its ability to pay cash dividends to its public shareholders or to transfer funds to International and its subsidiaries through cash dividends (including its annual preferred stock dividends of $7,200,000 on its Series A Preferred Stock) or through unsecured loans or investments. As of September 30, 1996, approximately $23,000,000 of JRM's net assets were not subject to this restriction.

Working capital decreased $73,635,000 to $95,774,000 at September 30, 1996 from $169,409,000 at March 31, 1996 primarily due to the current classification of the 12.875% Guaranteed Senior Notes as JRM plans to call the Notes for redemption in the second quarter of fiscal year 1998. During the September quarter, JRM issued $250,000,000 principal amount of 9.375% Senior Subordinated Notes due 2006 and received net proceeds of $244,375,000 which were used primarily to repay indebtedness (including interest) of approximately $239,000,000 to International. The remaining net proceeds were used for general corporate purposes. During the remainder of fiscal year 1997, JRM expects to obtain funds to meet working capital, capital expenditure and debt maturity requirements from operating activities, sales of non-strategic assets and from cash and cash equivalents. Leasing agreements for equipment, which are short-term in nature, are not expected to impact JRM's liquidity or capital resources. Also during the September quarter, the sale of certain equipment to the HeereMac joint venture was completed. Prior to this sale, JRM had received $30,000,000 as a deposit in March 1996.

New Accounting Standard
-----------------------

In June 1996, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," effective for transactions occurring after December 31, 1996. SFAS No. 125 established accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities. This statement also provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. JRM has not yet finalized its review of the impact of this statement, but it is not expected to have a material impact on the consolidated financial statements.

                                    PART II
                             J. RAY McDERMOTT, S.A.
                                  OTHER INFORMATION
                            -------------------------

No information is applicable to Part II for the current quarter, except as noted below:

Item 4.  Submission of Matters to a Vote of Security Holders

      At the Annual Meeting of Stockholders held on August 2, 1996, the following matters were submitted to J. Ray McDermott, S.A.'s ("JRM") stockholders with voting as follows:

      (a) The election of four directors:

               Class II             Votes         Votes
       (For a three year term)       For        Withheld
       ------------------------   -----------  ---------

          James J. Wildasin        42,309,321    121,367
          J. Howard Macdonald      40,940,144  1,490,544
          Rick L. Burdick          42,339,899     90,789

               Class I             Votes          Votes
          (For a two year term)    For          Withheld
         ------------------------  ----------  ---------

          Lodwrick M. Cook         42,332,849     90,839

          Messrs. Robert E. Howson, Mike H. Lam, Brock A. Hattox, John Bookout, Cedric E. Ritchie and Thomas P. Tatham also continued as directors immediately after the meeting, subsequent to which Messrs. Howson and Hattox resigned as directors and the Board appointed James L. Dutt and Thomas D. Barrow (both effective September 1, 1996) as directors. Richard E. Woolbert was appointed as director effective September 30, 1996 to replace James J. Wildasin.

      (b) A proposal to approve JRM's Restated Short-Term Incentive Compensation
          Plan: 41,973,058 votes for, 265,522 votes against and 118,375 abstentions, with broker non-votes not applicable.

      (c) A proposal to approve JRM's Restated Executive Long-Term Incentive Compensation Plan: 40,535,817 votes for, 1,759,516 votes against, and 61,622 abstentions, with broker non-votes not applicable.

      (d) A proposal to retain Ernst & Young LLP as JRM's independent auditors for the fiscal year ending March 31, 1997: 40,955,231 votes for, 1,411,947 votes against and 63,510 abstentions, with broker non-votes not applicable.

Item 6.   Exhibits and Reports on Form 8-K

       (a)  Exhibits

          3.2  Amended and Restated Bylaws

          4.1 Indenture dated July 15, 1996 between J. Ray McDermott, S.A. and Citibank, N.A. as Trustee, relating to $250 million principal amount of 9.375% Senior Subordinated Notes due 2006 (incorporated by reference to Exhibit 4.1 to J. Ray McDermott, S.A.'s Registration Statement on Form S-3, Registration No. 333-01971)

          11  Calculation of Earnings Per Common and Common Equivalent     Share

          27  Financial Data Schedule

       (b) Reports on Form 8-K

           There were no current reports on Form 8-K filed during the three months ended September 30, 1996.



Signatures

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         J. RAY McDERMOTT, S.A.


                                      By:  /s/ Daniel R. Gaubert
                                         -------------------------
                                         Daniel R. Gaubert
                                         Vice President, Finance
                                         (Principal Accounting Officer
                                          and Duly Authorized Representative)





November 11, 1996

                                 EXHIBIT INDEX

Exhibit Description
------- -----------

   3.2  Amended and Restated Bylaws

   11   Calculation of Earnings per Common and Common Equivalent Share

   27   Financial Data Schedule

                             AMENDED AND RESTATED                EXHIBIT 3.2

                                    BY-LAWS

                                       OF

                             J. RAY McDERMOTT, S.A.
                          (as amended through 8/2/96)


                                   ARTICLE I

                            Meetings of Stockholders
                            ------------------------

        SECTION 1. The annual and any special meetings of the stockholders shall be held on the date and at the time and place, either within or without the Republic of Panama, designated in the notice of such meetings or in a duly executed waiver of notice thereof.

        SECTION 2. A special meeting of the stockholders may be held at any time upon the call of the Chief Executive Officer or by order of the Board of Directors. Such request shall state the purpose or purposes of the proposed meeting.

        SECTION 3. Whether or not a quorum is present at any stockholders' meeting, the meeting may be adjourned from time to time by the vote of the holders of a majority of the voting power of the shares of the outstanding capital stock of the Corporation present in person or represented by proxy at the meeting, as they shall determine. If the adjournment is for more than thirty (30) days, or, if after the adjournment a new record date is fixed for the adjourned meeting, notice of the adjourned meeting shall be given to each stockholder of record entitled to vote at the meeting.

        SECTION 4. Holders of a majority of the voting power of the shares of the outstanding capital stock of the Corporation entitled to vote generally in the election of directors, present in person or represented by proxy, shall constitute a quorum for the transaction of all business at any meeting of the stockholders.

        SECTION 5. In all matters arising at stockholders' meetings, a majority of the voting power of the shares of the outstanding capital stock of the Corporation entitled to vote generally in the election of directors present in person or represented by proxy at the meeting shall be necessary and sufficient for the transaction of any business, except where some larger percentage is affirmatively required by law or by the Articles of Incorporation. Shares of the outstanding capital stock of the Corporation held in the treasury of the corporation or held by any subsidiary of the Corporation shall not be deemed to be outstanding shares for the purpose of voting or determining the presence of a quorum or the total number of shares entitled to vote on any matter or for any other purpose.

        SECTION 6. At any meeting of stockholders, the chairman of the meeting may appoint two inspectors who shall subscribe an oath or affirmation to execute faithfully the duties of inspectors with strict impartiality and according to the best of their ability, to canvass the votes on any matter and make and sign a certificate of the result thereof. No candidate for the office of director shall be appointed as such inspector with respect to the election of directors. If the chairman of the meeting does not appoint any inspectors, such inspectors shall be appointed upon the request of the holders of ten percent (10%) or more of the voting power of the shares of the outstanding capital stock of the Corporation present in person or by proxy and entitled to vote on such matter.

        SECTION 7. All elections of directors shall be by ballot. The chairman of the meeting may cause a vote by ballot to be taken upon any other matter, and such vote by ballot shall be taken upon the request of the holders of ten percent (10%) or more of the voting power of the shares of the outstanding capital stock of the Corporation present in person or by proxy and entitled to vote on such matter.

        SECTION 8. The meetings of the stockholders shall be presided over by the Chief Executive Officer, or if he is absent or unable to preside, by the Chairman and if neither the

Chief Executive Officer nor the Chairman is present or able to preside, then by a Vice Chairman; if more than one Vice Chairman is present and able to preside the Vice Chairman who shall have held such office for the longest period of time shall preside; if neither the Chief Executive Officer nor the Chairman nor a Vice Chairman is present and able to preside, then the President shall preside; if none of the above is present and able to preside, then a person shall be elected at the meeting to preside thereover. The Secretary of the Corporation, if present, shall act as secretary of such meetings or, if he is not present, an Assistant Secretary shall so act; if neither the Secretary nor an Assistant Secretary is present, then a secretary shall be appointed by the person presiding over the meeting.

        The order of business shall be as follows:
        (a) Calling of meeting to order
        (b) Election of chairman and the appointment of a secretary, if necessary
        (c) Presentation of proof of the due calling of the meeting
        (d) Presentation and examination of proxies
        (e) Settlement of the minutes of the previous meeting
        (f) Reports of officers and committees
        (g) The election of directors, if an annual meeting, or a meeting called for that purpose
        (h) Unfinished business
        (i) New business
        (j) Adjournment.

        SECTION 9. At every meeting of the stockholders, all proxies shall be received and taken in charge of and all ballots shall be received and canvassed by the secretary of the meeting who shall decide all questions touching the qualification of voters, the validity of the proxies, and the acceptance or rejection of votes, unless inspectors shall have been appointed, in which event such inspectors shall perform such duties and decide such questions with respect to the matter for which they have been appointed.

        SECTION 10. Any action required or permitted to be taken at any annual or special meeting of stockholders may be taken only upon the vote of stockholders at an annual or special meeting duly noticed and called in accordance with the laws of the Republic of Panama, as amended from time to time, and any corporate action taken by written consent of stockholders shall be unanimous.

                                   ARTICLE II
                                   Directors
                                   ---------

        SECTION 1. The business and affairs of the Corporation shall be managed by its Board of Directors in accordance with the provisions of the Articles of Incorporation. The number of Directors shall be as provided in the Articles of Incorporation.

        SECTION 2. The Board of Directors shall meet for the purpose of organization, the election of officers and the transaction of other business, as soon as practicable after each annual meeting of stockholders, on the same day and at the same place where such annual meeting shall be held. Notice of such meeting need not be given. In the event such annual meeting is not so held at such time, the annual meeting of the Board of Directors may be held at such place either with within or without the Republic of Panama, on such date and at such time as shall be specified in a notice thereof given as hereinafter provided in Section 4 of this Article II or in a waiver of notice thereof signed by any director who chooses to waive the requirement of notice.

        SECTION 3. After the place and time of regular meetings of the Board of Directors shall have been determined and notice thereof shall have been once given to each member of the Board of Directors, regular meetings may be held without further notice being given.

        SECTION 4. Meetings of the Board of Directors may be called by the Chairman of the Board or the Chief Executive Officer or by a majority of the directors by giving notice to each director at least five days before the date of the meeting in such manner as is determined by the Board of Directors.

        SECTION 5. Meetings of the Board of Directors shall be presided over by the Chairman, or if the Chairman so requests or is absent or unable to preside by a Vice Chairman; if more than one Vice Chairman is present and able to preside, the Vice Chairman who shall have held such office for the longest period of time shall preside; if neither the Chairman nor a Vice Chairman is present and able to preside, then the President shall preside; if none of the above is present and able to preside, then one of the Directors shall be elected at the meeting to preside over same.

        SECTION 6. Whether or not a quorum is present at any meeting of the Board of Directors, a majority of the directors present may adjourn the meeting from time to time as they may determine. Two days notice of any such adjourned meeting shall be given to any directors not present at the meeting at which the adjournment is taken. Any business may be transacted at the adjourned meeting which might have been transacted at the original meeting.

        SECTION 7. Any committee of the Board of Directors shall have any may exercise the powers of the Board of Directors in the management of the business and affairs of the Corporation to the extent provided in the resolution by which such committee is designated, except that no such committee shall have the power or authority to amend the Articles of Incorporation (except that a committee may, to the extent authorized in the resolution or resolutions providing for the issuance of shares of stock adopted by the Board of Directors, fix the designations and any of the preferences or rights of such shares relating to dividends, redemption, dissolution, any distribution of assets of the corporation or the conversion into, or the exchange of such shares for, shares of any other class or classes or any other series of the same or any other class or classes of stock of the corporation or fix the number of shares of any series of stock or authorize the increase or decrease of the shares of any series), adopting an agreement of merger or consolidation recommending to the stockholders the sale, lease or exchange of all or substantially all of the Corporation's property and assets, recommending to the stockholders a dissolution of the Corporation or a revocation of a dissolution, amending the bylaws of the Corporation, or fill vacancies on either the Board of Directors or its own membership; and, unless the resolution, bylaws, or Articles of Incorporation expressly so provides, no such committee shall have the power or authority to declare a dividend, to authorize the issuance of stock or to adopt a certificate of ownership and merger. Each such committee shall meet at stated times or on notice to all by any of its own number. It shall fix its own rules of procedure. A majority shall constitute a quorum and the affirmative vote of a majority of those present at a meeting at which a quorum is present shall be the act of such committee. Each such committee shall keep minutes of its proceedings and report to the Board of Directors at each of its regular meetings.

        SECTION 8. Except for any director elected by the holders of a series of the Corporation's preferred stock, voting as a class, any director may be removed from office by the stockholders at a meeting duly called to consider such removal.

        SECTION 9. Directors shall receive as compensation for their services an amount in addition to actual expenses incident to the attending of meetings to be fixed by resolution of the Board of Directors. Nothing in this section shall be construed to preclude a Director from serving the Corporation in any other capacity and receiving compensation therefor.

        SECTION 10. No person who has attained the age of seventy (70) years shall be initially elected a Director of the Company, but any person, who has been so elected prior to attaining such age, and who attains such age while serving as a Director, shall continue to serve as a Director until the third succeeding annual meeting of the stockholders following the annual meeting of stockholders at which he was last elected a Director of the Company, as of which annual meeting of stockholders such person shall retire from the Board of Directors and shall not again be elected to or serve on the Board of Directors, unless otherwise specifically authorized by a majority vote of the Board of Directors. However, in no event shall a Director serve past his attaining age 76, and any such Director who attains age 76 during a term to which he was elected shall immediately resign and retire from the Board of Directors.

        No person shall be nominated for election or serve as a Director who has served as a Director of the Company, together with its parent and subsidiary companies, for a cumulative period of twenty (20) years and any such person whose service as a Director totals twenty (20) years during a term to which he is elected shall resign and retire from the Board of Directors as of the next annual meeting of stockholders.

        SECTION 11. A director of this Corporation who is, under Section 411(a) of the Employee Retirement Income Security Act of 1974 of the United States of America, under a disability to serve as a fiduciary of an employee benefit plan, as that term is defined in Section 3(3) of said Act, shall not serve as a fiduciary of any such employee benefit plan with respect to which the Corporation or any of its subsidiaries is an employer as defined in Section
3(5) of said Act; and, during this period of such disability, such director shall be precluded from acting in any manner with respect to such plan. Any director who is disabled from serving as a fiduciary of an employee benefit plan under Section 411(a) of said Act shall be requested to consent, in writing, to the applicability of this By-Law to him.

        SECTION 12. Unless otherwise restricted by the Articles of Incorporation or these bylaws and subject to applicable law, any action required or permitted to be taken at any meeting of the Board of Directors or of any committee thereof may be taken without a meeting, if all members of the Board or committee, as the case may be, consent thereto in writing, and the writing or writings are filed with the minutes of proceedings of the Board or committee.

        SECTION 13. Unless otherwise restricted by the Articles of Incorporation or these bylaws, members of the Board of Directors, or any committee designated by the Board of Directors, may participate in a meeting of the Board of Directors, or such committee, as the case may be, by means of conference telephone or similar communications equipment by means of which all persons participating in the meeting can hear each other, and such participation in a meeting shall constitute presence in person at the meeting.

        SECTION 14. Any director may resign at any time by giving written notice to the Board of Directors or to the Secretary of the Corporation. The resignation of any director shall take effect upon receipt of notice thereof or at such later time as shall be specified in such notice; and unless otherwise specified therein, the acceptance of such resignation shall not be necessary to make it effective.

                                  ARTICLE III
                                    Officers
                                    --------

        SECTION 1. The officers of this Corporation shall be elected annually by the Board of Directors at its first meeting following the annual meeting of stockholders or from time to time and shall hold office until their successors are elected and qualify, or until their earlier death, resignation or removal. Such officers shall consist of a Chairman of the Board of Directors, a Chief Executive Officer, one or more Vice Chairmen of the Board of Directors, a President, one or more Vice Presidents, a Secretary, a Treasurer and one or more Controllers. In these By-Laws, the Chairman of the Board of Directors is sometimes referred to as "Chairman", and the Vice Chairman or Vice Chairmen of the Board of Directors are sometimes referred to as "Vice Chairman" or "Vice Chairmen", respectively. The Board of Directors may in addition elect at such meeting or from time to time one or more Assistant Secretaries and one or more Assistant Treasurers and one or more Assistant Controllers. The Corporation may also have such other principal officers, including a Chief Financial Officer, as the Board may in its discretion appoint. Any number of offices may be held by the same person.

        SECTION 2. The officers shall have such powers and duties as may be provided in these By-Laws and as may be conferred upon or assigned to them by the Board of Directors from time to time. The remuneration of all officers of the Corporation shall be fixed by the Board of Directors. Any vacancy in any office shall be filled in such manner as the Board of Directors shall determine.

        SECTION 3. The Chairman shall preside over meetings of the Board of Directors, as stated elsewhere in these By-Laws.

        SECTION 4. The Chief Executive Officer shall preside over meetings of the shareholders, as stated elsewhere in these By-Laws; subject to the direction of the Board of Directors, he shall have and exercise direct charge of and general supervision over all business and affairs of the Corporation and shall perform all duties incident to the office of the Chief Executive Officer of a corporation, and such other duties as may be assigned to him by the Board of Directors.

        SECTION 5. Each Vice Chairman of the Board of Directors shall have and exercise such powers and perform such duties as may be conferred upon or assigned to him by the Board of Directors.

        SECTION 6. The President shall be the Chief Operating Officer of the Corporation and shall have and exercise such powers and perform such duties as may be conferred upon or assigned to him by the Board of Directors or by the Chief Executive Officer.

        SECTION 7. Each Vice President shall have and exercise such powers and perform such duties as may be conferred upon or assigned to him by the Board of Directors or by the Chief Executive Officer.

        SECTION 8. Each Controller shall have and exercise such powers and perform such duties as may be conferred upon or assigned to him by the Board of Directors or by the Chief Executive Officer.

        SECTION 9. The Secretary shall give proper notice of meetings of stockholders and directors, shall be custodian of the book in which the minutes of such meetings are kept, and shall perform such other duties as shall be assigned to him by the Board of Directors or by the Chief Executive Officer.

        SECTION 10. The Treasurer shall keep or cause to be kept accounts of all monies of the Corporation received or disbursed, shall deposit or cause to be deposited all monies and other valuables in the name of and to the credit of the Corporation in such banks and depositories as the Board of Directors shall designate, and shall perform such other duties as shall be assigned to him by the Board of Directors or by the Chief Executive Officer. All checks or other instruments for the payment of money shall be signed in such a manner as the Board of Directors may from time to time determine.

        SECTION 11. Any officers of the corporation may be removed, with or without cause, by resolution adopted by the Board of Directors at a meeting called for that purpose.

        SECTION 12. Any officer may resign at any time by giving written notice to the Board of Directors (or to a principal officer if the Board of Directors has delegated to such principal officer the power to appoint and to remove such officer). The resignation of any officer shall take effect upon receipt of notice thereof or at such later time as shall be specified in such notice; and unless otherwise specified therein, the acceptance of such resignation shall not be necessary to make it effective.

ARTICLE IV
                                      Seal
                                      ----
        The corporate seal of this Corporation shall be a circular seal with the name of the Corporation around the border and the work "SEAL" in the center.

                                   ARTICLE V
                               General Provisions
                               ------------------

        SECTION 1. Subject to limitations contained in the laws of the Republic of Panama and the Articles of Incorporation, the Board of Directors may declare and pay dividends upon the shares of capital stock of the Corporation, which dividends may be paid either in cash, in property or in shares of the capital stock of the Corporation.

        SECTION 2. The fiscal year of the Corporation shall commence on April 1 and end on March 31 of each year.

        SECTION 3. The Board of Directors may authorize any person, on behalf of the Corporation, to attend, vote at and grant proxies to be used at any meeting of stockholders of any corporation (except this Corporation) in which the Corporation may hold stock.

                                   ARTICLE VI
                                   Amendment
                                   ---------

Any of these By-Laws may be amended, altered or repealed and additional By-Laws may be adopted by the Board of Directors by the affirmative vote of a majority of the whole Board cast at a meeting duly held, except that the vote of two-thirds of the outstanding shares of the Corporation entitled to vote shall be required to amend, alter or repeal Section 1 and Section 9 of Article II or this
Article VI (as it applies to said Section 1 and 9 of Article II) of these By-
Laws.

                                  ARTICLE VII

                                Indemnification
                                ---------------

        SECTION 1. Each person (and the heirs, executors and administrators of such person) who is or was a director or officer of the Corporation and any other person designated in a resolution of the Board of Directors, shall in accordance with Section 2 of this Article VII be indemnified by the Corporation against any and all liability and reasonable expense that may be paid or incurred by him in connection with or resulting from any actual or threatened claim, action, suit or proceeding (whether brought by or in the right of the Corporation or otherwise), civil, criminal, administrative or investigative, or in connection with an appeal relating thereto, in which he may become involved, as a party or otherwise, by reason of his being or having been a director or officer of the Corporation or otherwise acting for or on behalf of the Corporation or, if he shall be serving or shall have served in such capacity at the request of the Corporation, a director, officer, employee or agent of another corporation or any partnership, joint venture, trust or other entity whether or not he continues to be such at the time such liability or expense shall have been paid or incurred, provided such person acted, in good faith, in a manner he reasonably believed to be in or not opposed to the best interest of the Corporation and in addition, in criminal actions or proceedings, had not reasonable cause to believe that his conduct was unlawful. As used in this
Article VII, the terms, "liability" and "expense" shall include but shall not be limited to, counsel fees and disbursements and amounts of judgments, fines or penalties against, and amounts paid in settlement by, such director or officer. The termination of any actual or threatened claim, action, suit or proceeding, civil, criminal, administrative, or investigative, by judgment, settlement (whether with or without court approval), conviction or upon a plea of guilty or nolo contendere, or its equivalent, shall not create a presumption that such director or officer did not meet the standards of conduct set forth in this
Section 1.

        SECTION 2. Every such director, officer or other person shall be entitled to indemnification under Section 1 of this Article VII with respect to any claim, action, suit or proceeding of the character described in such Section 1 in which he may become in any way involved as set forth in such Section 1, if
(i) he has been wholly successfully on the merits or otherwise in respect thereof, or (ii) the Board of Directors acting by a majority vote of a quorum consisting of directors who are not parties to (or who have been wholly successful with respect to) such claim, action, suit or proceeding, finds that such director of officer has met the standards of conduct set forth in such
Section 1 with respect thereto, or (iii) a court determines that he has met such standards with respect thereto, or (iv) independent legal counsel (who may be the regular counsel of the Corporation) deliver to the Corporation their written advice that, in their opinion, he has met such standards with respect thereto.

        SECTION 3. Expenses incurred with respect to any claim, action, suit or proceeding of the character described in Section 1 of this Article VII may be advanced by the Corporation prior to the final disposition thereof upon receipt of an undertaking by or on behalf of the recipient to repay such amount unless it is ultimately determined that he is entitled to indemnification under this
Article VII in which case no such repayment shall be required.

        SECTION 4. The rights of indemnification under this article VII shall be in addition to any rights to which any such director or officer or any other person may otherwise be entitled by contract or as a matter of law.

                                  ARTICLE VIII

                             Certificates of Stock
                             ---------------------

        SECTION 1. The shares of capital stock of the Corporation shall be represented by certificates signed in the name of the Corporation by the Chairman of the Board and by the Secretary of the Corporation. Upon the face or back of each stock certificate issued to represent any partly paid shares shall be set forth the total amount of the consideration to be paid therefor and the amount paid thereon shall be stated. In addition, there shall be set forth a statement that the Corporation will furnish without charge to each stockholder who so requests, the powers, designations, or preferences and relative, participating, optional or other special rights of each class of stock or series thereof and any qualifications, limitations or restrictions on such preferences and rights.

        SECTION 2. Any or all of the signatures on a certificate may be facsimile. In case any officer, transfer agent or registrar who has signed or whose facsimile signature has been placed upon a certificate shall have ceased to be such officer, transfer agent or registrar before such certificate is issued, it may be issued by the Corporation with the same effect as if he were such officer, transfer agent or registrar on the date of issue.

        SECTION 3. The Board of Directors may direct a new certificate or certificates to be issued in place of any certificate or certificates theretofore issued by the Corporation alleged to have been lost, stolen or destroyed, upon the making of an affidavit of that fact by the person claiming the certificate of stock to be lost, stolen or destroyed. The Board of Directors may, in connection therewith, require the owner of such lost, stolen or destroyed certificate or certificates, or his legal representative, to give the Corporation a bond in such sum as it may direct as indemnity against any claim that may be made against the Corporation with respect to the certificate alleged to have been lost, stolen or destroyed.

        SECTION 4. Upon surrender to the Corporation or the transfer agent of a certificate for shares duly endorsed or accompanied by proper evidence of succession, assignation or authority to transfer, it shall be the duty of the Corporation to issue a new certificate to the person entitled thereto, cancel the old certificate and record the transaction upon its books.

        SECTION 5. Except as otherwise provided by law, the Corporation, and its directors, officers, and agents, may recognize and treat a person registered on its records as the owner of shares, as the owners in fact thereof for all purposes; and the person exclusively entitled to have and to exercise all the rights and privileges instant to the ownership of such shares and the rights under this Section 5 shall not be affected by any actual or constructive notice of the Corporation, or any of its directors, officers, or agents to the contrary.

                                  ARTICLE IX

                               General Provisions
                               ------------------

        SECTION 1. In order that the Corporation may determine the stockholders entitled to notice of or to vote at any meeting of stockholders or any adjournment thereof, or entitled to receive payment of any dividend or other distribution of or allotment of any rights, or entitled to exercise any rights in respect to any change, conversion or exchange of stock or for the purpose of any other lawful action, the Board of Directors may fix in advance a record date in accordance with the laws of the Republic of Panama. A determination of stockholders of record entitled to notice of or to vote at a meeting of stockholder shall apply to any adjournment of the meeting, provided, however, that the Board of Directors may fix a new record date for the adjourned meeting.

        SECTION 2. Dividends upon the capital stock of the Corporation, subject to the provisions of the Articles of Incorporation, if any, may be declared by the Board of Directors at any regular or special meeting. Dividends may be paid in cash, in property, or in shares of capital stock, subject to the provisions of the Articles of Incorporation.

        SECTION 3. Before payment of any dividend, there may be set aside out of any funds of the Corporation available for dividends such sum or sums as the directors from time to time, in their absolute discretion, think proper as a reserve or reserves to meet contingencies, or for equalizing dividends, or for repairing or maintaining any property of the Corporation, or for such other purposes as the directors shall think conducive to the interest of the Corporation, and the directors may modify or abolish any such reserve in the manner in which it was created.

          SECTION 4. All checks or demands for money and notes of the Corporation shall be signed by such officer or officers or such other person or persons as the Board of Directors may from time to time designate.