Form 10-Q
period 1996-12-31
MCDERMOTT J RAY SA
filed 1997-02-07
CIK 934590

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C.  20549

                                  FORM 10 - Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended December 31, 1996

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


For the transition period from ______________ to ______________

Commission File No. 1-13570

                             J. RAY McDERMOTT, S.A.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          REPUBLIC OF PANAMA                                  72-1278896
--------------------------------------------------------------------------------
      (State or other Jurisdiction                         (I.R.S. Employer
    of Incorporation or Organization)                     Identification No.)

  1450 Poydras Street, New Orleans, Louisiana                 70112-6050
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


                              Yes [X]      No [ ]

The number of shares of Common Stock, par value $.01 per share, outstanding as of January 24, 1997 was 40,506,098.

                            J. RAY McDERMOTT, S.A.

                          I N D E X - F O R M 10 - Q
                          --------------------------



                                                                 PAGE
                                                                 ----


PART I - FINANCIAL INFORMATION
------------------------------


   Item 1 -  Condensed Consolidated Financial Statements

     Condensed Consolidated Balance Sheet
        December 31, 1996 and March 31, 1996                      4


     Condensed Consolidated Statement of Income
       Three and Nine Months Ended December 31, 1996 and 1995     6


     Condensed Consolidated Statement of Cash Flows
       Nine Months Ended December 31, 1996 and 1995               8


     Notes to Condensed Consolidated Financial Statements        10


   Item 2 - Management's Discussion and Analysis of
            Financial Condition and Results of Operations        12

PART II - OTHER INFORMATION
---------------------------

   Item 6 - Exhibits and Reports on Form 8-K                     20

SIGNATURES                                                       21

Exhibit 11 -    Calculation of Earnings Per Common
                and Common Equivalent Share                      23

Exhibit 27 -    Financial Data Schedule                          24

                                    PART I

                             J. RAY McDERMOTT, S.A.



                             FINANCIAL INFORMATION
                             ---------------------



Item 1.   Condensed Consolidated Financial Statements

                             J. RAY McDERMOTT, S.A.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                               DECEMBER 31, 1996


                                    ASSETS

                                                      12/31/96    3/31/96
                                                     ---------   --------
                                                    (Unaudited)
                                                        (In thousands)
Current Assets:
  Cash and cash equivalents                         $  197,813    $ 166,408
  Accounts receivable-trade                            276,423      193,643
  Accounts receivable-unconsolidated
      affiliates                                        32,552       46,209
  Accounts receivable-other                             37,315       57,421
  Contracts in progress                                 51,358      181,375
  Other current assets                                  25,921       57,291
---------------------------------------------------------------------------
  Total Current Assets                                 621,382      702,347
---------------------------------------------------------------------------
Property, Plant and Equipment, at Cost:              1,239,676    1,186,233
 Less accumulated depreciation                         831,751      793,833
---------------------------------------------------------------------------
  Net Property, Plant and Equipment                    407,925      392,400
---------------------------------------------------------------------------
Excess of Cost Over Fair Value of Net Assets
 of Purchased Businesses Less Accumulated
 Amortization of $46,498,000 at December 31, 1996
 and $28,799,000 at March 31, 1996                     305,415      316,863
---------------------------------------------------------------------------
Investment in Unconsolidated Affiliates                101,050       72,806
---------------------------------------------------------------------------
Other Assets                                            50,311       53,329
---------------------------------------------------------------------------
   TOTAL                                            $1,486,083   $1,537,745
===========================================================================

See accompanying notes to condensed consolidated financial statements.

                      LIABILITIES AND STOCKHOLDERS' EQUITY



                                                           12/31/96      3/31/96
                                                           --------      -------
                                                         (Unaudited)
                                                                (In thousands)
Current Liabilities:
  Notes payable and current
        maturities of long-term debt                     $   94,189      $   96,130
  Accounts payable                                          138,937         103,473
  Accounts payable to International and affiliates               14          47,695
  Accrued contract costs                                     72,274          69,827
  Accrued liabilities - other                               101,094         120,515
  Deposit on equipment sale                                       -          30,000
  Advance billings on contracts                              66,164          36,581
  U.S. and foreign income taxes                              28,533          28,717
-----------------------------------------------------------------------------------
   Total Current Liabilities                                501,205         532,938
-----------------------------------------------------------------------------------
Long-Term Debt                                              277,362         114,532
-----------------------------------------------------------------------------------
Note Payable to International                                    -          231,000
-----------------------------------------------------------------------------------
Deferred and Non-Current Income Taxes                        52,001          50,016
-----------------------------------------------------------------------------------
Other Liabilities                                            70,734          55,362
-----------------------------------------------------------------------------------
Contingencies
-----------------------------------------------------------------------------------
Stockholders' Equity:
  Preferred stock, authorized 10,000,000 shares;
    outstanding 3,200,000 Series A $2.25 cumulative
    convertible, par value $0.01 per share,
    (liquidation preference $160,000,000)                        32              32
  Common stock, par value $0.01 per share,
   authorized 60,000,000 shares; outstanding
   40,454,720 at December 31, 1996 and
   40,197,946 at March 31, 1996                                 405             402
  Capital in excess of par value                            584,915         581,609
  Retained earnings (deficit)                                32,834         (14,576)
  Currency  translation adjustments                         (33,405)        (13,570)
-----------------------------------------------------------------------------------
   Total Stockholders' Equity                               584,781         553,897
-----------------------------------------------------------------------------------
   TOTAL                                                 $1,486,083      $1,537,745
===================================================================================

                             J. RAY McDERMOTT, S.A.
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                               DECEMBER 31, 1996

                                                  THREE                       NINE
                                               MONTHS ENDED               MONTHS ENDED
                                          12/31/96      12/31/95     12/31/96      12/31/95
                                          --------      --------     --------      --------
                                                             (Unaudited)
                                                            (In thousands)
Revenues                                  $316,899      $272,236     $1,074,143     $939,996
--------------------------------------------------------------------------------------------
Costs and Expenses:
 Cost of operations (excluding
    depreciation and amortization)         265,167       219,098        897,742      752,450
 Depreciation and amortization              23,165        20,289         67,567       66,045
 Selling, general and
    administrative expenses                 27,229        26,786         86,019       85,107
--------------------------------------------------------------------------------------------
                                           315,561       266,173      1,051,328      903,602
--------------------------------------------------------------------------------------------
Gain (Loss) on Asset Disposals-net          29,857        (1,670)        30,918        2,232
--------------------------------------------------------------------------------------------
Operating Income before Equity in
 Income of Investees                        31,195         4,393         53,733       38,626
Equity in Income of Investees                6,230        12,646         30,381        9,845
--------------------------------------------------------------------------------------------
Operating Income                            37,425        17,039         84,114       48,471
--------------------------------------------------------------------------------------------
Other Income (Expense):
 Interest income                             4,198         1,592         11,297        3,339
 Interest expense                          (10,190)      (11,812)       (31,254)     (33,494)
 Other-net                                   4,067        (1,115)        11,971        4,139
 -------------------------------------------------------------------------------------------
                                            (1,925)      (11,335)        (7,986)     (26,016)
--------------------------------------------------------------------------------------------
Income before Provision for
 (Benefit from) Income Taxes                35,500         5,704         76,128       22,455

Provision for (Benefit from)
 Income Taxes                                7,950          (406)        23,474        3,979
--------------------------------------------------------------------------------------------
Net Income                                $ 27,550      $  6,110     $   52,654     $ 18,476
============================================================================================

                                                  THREE                       NINE
                                               MONTHS ENDED               MONTHS ENDED
                                          12/31/96      12/31/95     12/31/96      12/31/95
                                          --------      --------     --------      --------
                                                             (Unaudited)
                                                     (In thousands, except shares
                                                        and per share amounts)
Net Income Applicable to Common
 Stock (after Preferred Stock
 Dividends)                               $ 25,750      $ 4,313      $47,254        $12,565
===========================================================================================

Net Income per Common and Common
 Equivalent Share (Primary and
 Fully Diluted)                           $   0.59      $  0.11      $  1.13        $  0.32
===========================================================================================

Weighted Average Number of
 Common and Common
 Equivalent Shares Outstanding          46,628,877   40,298,112   46,524,241     39,738,798
===========================================================================================

Cash Dividends:
 Per preferred share                      $ 0.5625      $0.5625      $1.6875        $1.6875
===========================================================================================

See accompanying notes to condensed consolidated financial statements.

                             J. RAY McDERMOTT, S.A.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                               DECEMBER 31, 1996


                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS


                                                               NINE MONTHS ENDED
                                                              12/31/96    12/31/95
                                                             ---------   ---------
                                                                  (Unaudited)
                                                                 (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income                                                    $  52,654   $  18,476
-----------------------------------------------------------------------------------
Adjustments to reconcile net income to net
 cash provided by (used in) operating activities:
   Depreciation and amortization                                 67,567      66,045
   Equity in income or loss of investees,
       less dividends                                           (15,331)      3,684
   Gain on asset disposals-net                                  (30,918)     (2,232)
   Other                                                          3,139        (883)
   Changes in assets and liabilities:
        Accounts receivable                                     (53,309)    (28,954)
        Net contracts in progress and advance billings          159,100    (128,646)
        Accounts payable                                        (18,361)     15,247
        Accrued contract costs                                    2,447      (1,840)
        Accrued liabilities                                     (23,441)     (7,217)
        Income taxes                                               (162)     (8,795)
        Other, net                                               (7,323)      9,827
-----------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES             136,062     (65,288)
-----------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of property, plant and equipment                      (53,512)    (26,583)
Proceeds from asset disposals                                    32,810      23,108
Investment in asset held for lease                                    -     (26,518)
Investments in equity investees                                  (3,908)      8,723
Other                                                               155        (505)
-----------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                           (24,455)    (21,775)
-----------------------------------------------------------------------------------

                                                                       CONTINUED


                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS


                                                        NINE MONTHS ENDED
                                                        12/31/96  12/31/95
                                                        --------  --------
                                                            (Unaudited)
                                                           (In thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:

Payment of long-term debt                              $  (8,657)   $(5,407)
Issuance of long-term debt                               244,375     32,291
Increase (decrease) in short-term borrowing              (86,774)    92,413
Payment of note payable to International                (231,000)         -
Issuance of common stock                                   2,225      1,572
Preferred dividends paid                                  (5,400)    (5,911)
Other                                                      1,294       (182)
--------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES      (83,937)   114,776
--------------------------------------------------------------------------------
EFFECTS OF EXCHANGE RATE CHANGES ON CASH                   3,735       (483)
--------------------------------------------------------------------------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                 31,405     27,230
--------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD         166,408     52,224
--------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD             $ 197,813    $79,454
================================================================================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for:
 Interest (net of amount capitalized)                  $  18,992    $30,825
 Income taxes (net of refunds)                         $  21,677    $10,352
================================================================================

See accompanying notes to condensed consolidated financial statements.

                             J. RAY McDERMOTT, S.A.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1996



NOTE 1 - BASIS OF PRESENTATION

J. Ray McDermott, S.A. ("JRM") is a majority owned subsidiary of McDermott International, Inc. ("International").

The accompanying unaudited condensed consolidated financial statements are presented in U.S. Dollars, and have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Such adjustments are of a normal, recurring nature except for favorable workers' compensation cost adjustments of $5,693,000 included in the three and nine months ended December 31, 1996. Certain amounts previously reported have been reclassified to conform with the presentation at December 31, 1996. Operating results for the three and nine months ended December 31, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in JRM's annual report on Form 10-K for the fiscal year ended March 31, 1996.

NOTE 2 - SUMMARIZED INCOME STATEMENT INFORMATION OF SIGNIFICANT UNCONSOLIDATED AFFILIATES

The combined financial results of two of JRM's joint ventures, HeereMac and McDermott-ETPM West, Inc., which are accounted for using the equity method, are summarized below. These ventures were significant (as defined by applicable Securities and Exchange Commission regulations) in fiscal year 1996.


                                       THREE                    NINE
                                    MONTHS ENDED             MONTHS ENDED
                               12/31/96    12/31/95     12/31/96    12/31/95
                              --------     --------     --------    --------
                                                (Unaudited)
                                              (In thousands)

Revenues                       $148,359     $117,465     $534,116     $435,488
--------------------------------------------------------------------------------
Operating Income               $ 10,845     $  2,084     $ 75,705     $  6,422
--------------------------------------------------------------------------------
Income (Loss) before Income
 Taxes                         $ (6,687)    $  7,534     $ 39,568     $ 17,545
Provision for Income Taxes        2,047          888        6,460        1,206
-------------------------------- -----------------------------------------------
Net Income (Loss)              $ (8,734)    $  6,646     $ 33,108     $ 16,339
================================ ===============================================
Equity in Net Income (Loss)    $ (4,853)    $  3,833     $ 14,503     $  8,706
================================================================================

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

Management's discussion of revenues and operating income is presented by geographic area. Other geographic area revenues include eliminations between geographic areas; and Other geographic area operating loss includes the amortization of goodwill and covenants-not-to-compete resulting from JRM's acquisition of Offshore Pipelines, Inc. during fiscal year 1995. The three and nine months ended December 31, 1995 have been restated to reflect the allocation of certain expenses from geographic area operating income (loss) to Corporate General & Administrative Expense to conform with the presentation at December 31, 1996.



                                                             THREE                  NINE
                                                          MONTHS ENDED           MONTHS ENDED
                                                      12/31/96   12/31/95    12/31/96    12/31/95
                                                      --------   --------    --------    --------
REVENUES
North and South America                              $ 116,363  $ 123,139  $  459,822    $ 321,794
North Sea and West Africa                              107,528     79,330     317,004      372,896
Middle and Far East                                     99,308     95,876     307,460      282,700
Other (including Transfer Eliminations)                 (6,300)   (26,109)    (10,143)     (37,394)
--------------------------------------------------------------------------------------------------
TOTAL REVENUES                                       $ 316,899  $ 272,236  $1,074,143    $ 939,996
==================================================================================================

OPERATING INCOME
 Operating Income (Loss) by Geographic Area:
  North and South America                            $   7,284  $   8,652  $   43,844    $  34,173
  North Sea and West Africa                             (3,416)       989      (7,470)      20,303
  Middle and Far East                                    1,866      8,114       8,895       14,985
  Other                                                 (1,270)    (9,719)    (12,366)     (23,775)
--------------------------------------------------------------------------------------------------
TOTAL OPERATING INCOME BY
  GEOGRAPHIC AREA                                        4,464      8,036      32,903       45,686
--------------------------------------------------------------------------------------------------
Gain (Loss) on Asset Disposals-net                      29,857     (1,670)     30,918        2,232
--------------------------------------------------------------------------------------------------
Equity in Income (Loss) of Investees:
  North and South America                                8,264      2,050       8,045       (2,011)
  North Sea and West Africa                             (1,948)     6,322      23,205        9,015
  Middle and Far East                                      (86)     4,274        (869)       2,841
 -------------------------------------------------------------------------------------------------
 TOTAL EQUITY IN INCOME
  OF INVESTEES                                           6,230     12,646      30,381        9,845
--------------------------------------------------------------------------------------------------
 Corporate General & Administrative
  Expense                                               (3,126)    (1,973)    (10,088)      (9,292)
--------------------------------------------------------------------------------------------------
  TOTAL OPERATING INCOME                             $  37,425  $  17,039  $   84,114    $  48,471
==================================================================================================

RESULTS OF OPERATIONS - THREE MONTHS ENDED DECEMBER 31, 1996 VS. THREE MONTHS ENDED DECEMBER 31, 1995

Revenues increased $44,663,000 to $316,899,000, primarily due to higher volume in offshore and engineering activities in the North Sea and engineering activities in North America. These increases were partially offset by lower volume in offshore activities in North America and lower leasing activities due to the sale of the DB101 and DB102 to the HeereMac joint venture.

Operating income by geographic area decreased $3,572,000 to $4,464,000, primarily due to lower volume in North America, higher operating expense in the Middle East and the Far East, lower leasing activities due to the sale of the DB101 and DB102 and the completion of profitable contracts in West Africa in the prior year. These decreases were partially offset by higher volume in the North Sea. Other geographic operating loss decreased primarily due to the timing of workers' compensation cost adjustments.

Gain (loss) on asset disposals-net increased $31,527,000 from a loss of $1,670,000 to a gain of $29,857,000, primarily due to the gain on the sale of the DB21 and participation in a gain from the sale of the DB100 by the HeereMac joint venture.

Equity in income of investees decreased $6,416,000 to $6,230,000, primarily due to lower operating results from the McDermott-ETPM West, Inc. joint venture and the shut-down of a Far East joint venture in the prior year. These were partially offset by favorable operating results from the HeereMac joint venture and a Mexican joint venture. Equity in income of investees also includes income of $2,168,000 from the amortization of the deferred gain resulting from the sale of the DB101 and DB102. The revenues of the HeereMac and the McDermott-ETPM West, Inc. joint ventures increased from $117,465,000 to $148,359,000 primarily due to increased volume in the Far East and West Africa. Equity in income of investees from these two joint ventures decreased from income of $3,833,000 to a loss of $4,853,000, primarily as a result of foreign currency transaction losses and a reduction of an anticipated loss on a joint venture contract in the prior year. In addition, the HeereMac joint venture incurred higher interest expense as a result of debt it issued to finance the purchase of major marine vessels it had been chartering, including the DB101 and DB102.

Interest income increased $2,606,000 to $4,198,000, primarily due to interest on the promissory note of $105,000,000 received as part of the consideration from the sale of the DB101 and DB102.

Interest expense decreased $1,622,000 to $10,190,000, primarily due to changes in debt obligations and interest rates prevailing thereon.

Other-net increased $5,182,000 from expense of $1,115,000 to income of $4,067,000. This increase was primarily due to foreign currency transaction gains compared to foreign currency transaction losses in the prior year.

The provision for (benefit from) income taxes increased $8,356,000 to a provision of $7,950,000 from a benefit of $406,000, while income before the provision for income taxes increased $29,796,000 to $35,500,000. The increase in income taxes is due primarily to the increase in income. JRM operates in many tax jurisdictions and within these jurisdictions, tax provisions vary because of nominal rates, allowability of deductions, credits and other benefits, and basis of taxation (for example, revenue versus income). These variances, along with variances in the mix of income within jurisdictions, are often responsible for shifts in the effective tax rate. As a result of these factors, the provision for income taxes was 22% of pretax income for the three months ended December 31, 1996 compared to a benefit from income taxes of 7% of pretax income for the three months ended December 31, 1995.

RESULTS OF OPERATIONS - NINE MONTHS ENDED DECEMBER 31, 1996 VS. NINE MONTHS ENDED DECEMBER 31, 1995

Revenues increased $134,147,000 to $1,074,143,000, primarily due to higher volume in North America, the Middle East and the Far East. These were partially offset by lower volume in the North Sea and lower leasing activities due to the sale of the DB101 and DB102 to the HeereMac joint venture.

Operating income by geographic area decreased $12,783,000 to $32,903,000, primarily due to lower volume in the North Sea, higher operating expense in the Middle East and the Far East, lower leasing activities due to the sale of the DB101 and DB102 and the completion of profitable contracts in West Africa in the prior year. These decreases were partially offset by higher volume in North America. Other geographic operating loss decreased primarily due to the timing of workers' compensation cost adjustments.

Gain on asset disposals-net increased $28,686,000 to $30,918,000, primarily due to a gain on the sale of the DB21 and participation in a gain from the sale of the DB100 by the HeereMac joint venture.

Equity in income of investees increased $20,536,000 to $30,381,000, primarily due to the improved operating results from the HeereMac joint venture, partially
offset by lower results from the McDermott-ETPM West, Inc. joint venture.   In
addition, there were favorable results in the Mexican joint ventures. Equity in income of investees also includes income of $6,481,000 from the amortization of the deferred gain resulting from the sale of the DB101 and DB102. The revenues of the HeereMac and McDermott-ETPM West, Inc. joint ventures increased from $435,488,000 to $534,116,000 primarily due to increased volume in the North Sea and North America, partially offset by decreased volume in the Far East and West Africa. Equity in income of investees from these two joint ventures increased from $8,706,000 to $14,503,000 primarily as a result of higher volume and margins, partially offset by foreign currency transaction losses. In addition, the HeereMac joint venture incurred higher interest expense as a result of debt it issued to finance the purchase of major marine vessels it had been chartering, including the DB101 and DB102.

Interest income increased $7,958,000 to $11,297,000, primarily due to interest on the promissory note of $105,000,000 received as part of the consideration from the sale of the DB101 and DB102.

Interest expense decreased $2,240,000 to $31,254,000, primarily due to changes in debt obligations and interest rates prevailing thereon.

Other-net income increased $7,832,000 to $11,971,000, primarily due to increases in certain reimbursed financing costs. There were also foreign currency transaction gains compared to foreign currency transaction losses in the prior year.

The provision for income taxes increased $19,495,000 to $23,474,000 while income before the provision for income taxes increased $53,673,000 to $76,128,000. The increase in income taxes is due primarily to the increase in income and also, in part, due to a reduction in the provision in the prior year resulting from the reappraisal of tax liabilities in certain foreign tax jurisdictions. JRM operates in many tax jurisdictions and within these jurisdictions, tax provisions vary because of nominal rates, allowability of deductions, credits and other benefits, and basis of taxation (for example, revenue versus income). These variances, along with variances in the mix of income within jurisdictions, are often responsible for shifts in the effective tax rate. As a result of these factors, the provision for income taxes was 31% of pretax income for the nine months ended December 31, 1996 compared to a provision for income taxes of 18% of pretax income for the nine months ended December 31, 1995.


Backlog
-------
                                      12/31/96   3/31/96
                                      --------   -------
                                          (Unaudited)
                                        (in thousands)

North and South America             $  619,669  $313,643
North Sea and West Africa              284,556   195,293
Middle and Far East                    679,024   468,960
--------------------------------------------------------
TOTAL BACKLOG                       $1,583,249  $977,896
========================================================
In general, JRM's business is capital intensive and relies on large contracts for a substantial amount of their revenues.

JRM's backlog at December 31, 1996 was $1,583,249,000 compared to $977,896,000 at March 31, 1996, and backlog relating to contracts to be performed by JRM's unconsolidated joint ventures (not included above) was $1,386,000,000 at December 31, 1996 compared to $1,374,000,000 at March 31, 1996. JRM believes its markets are beginning to emerge from the difficult competitive environment that has put pressure on margins in recent years. JRM also believes that these strong markets and increased backlog suggest improving financial results over the longer term. However, in this historically seasonal business, JRM frequently incurs operating losses during the fiscal quarter ending March 31.

Liquidity and Capital Resources
-------------------------------
During the nine months ended December 31, 1996, JRM's cash and cash equivalents increased $31,405,000 to $197,813,000 and total debt decreased $70,011,000 to $371,551,000, primarily due to a net reduction in short-term borrowings of $86,774,000.

During this period, JRM used cash of $53,512,000 for additions to property, plant and equipment and $5,400,000 for cash dividends on preferred stock. Also during the nine months ended December 31, 1996, JRM provided cash of $136,062,000 from operating activities and received cash of $32,810,000 from asset disposals.

Decreases in net contracts in progress and advance billings are primarily due to the timing of billings on the Foinaven contract.

During the three months ended December 31, 1996, JRM sold its interest in CCC Fabricaciones y Construcciones, S.A. de C.V., a Mexican joint venture, the DB21 and other assets to Global Industries, Ltd ("Global"). Global also acquired an option to purchase the DB15. The sales price of the Global transaction, including the option, was approximately $38,000,000.

Expenditures for property, plant and equipment increased $26,929,000 to $53,512,000 for the nine months ended December 31, 1996. In addition to maintaining existing facilities and equipment, these expenditures included $4,887,000 for the purchase of a cable lay vessel, and modifications thereto, which operates in the North Sea; $3,625,000 for cable lay equipment, which includes a deep bury plow used in the installation of fiber optic cable; and $11,879,000 to upgrade a marine barge operating in the Gulf of Mexico.

At December 31 and March 31, 1996, JRM had an unsecured and committed revolving credit facility which contains a debt to capitalization covenant limiting its incremental borrowing capacity ($122,000,000 at December 31, 1996). There were no borrowings outstanding on this facility at December 31 or March 31, 1996. At December 31 and March 31, 1996, JRM also had available to it various uncommitted short-term lines of credit from banks totalling $40,222,000 and $142,645,000, respectively. Borrowings by JRM against these lines of credit at December 31 and March 31, 1996 were $9,178,000 and $85,251,000, respectively. The reduction in borrowings against uncommitted short-term lines of credit is primarily due to the collection of the Foinaven project receivables and repayment of the project financing debt during the December 1996 quarter. In addition, JRM is restricted, as a result of the consolidated tangible net worth covenant in this agreement, in its ability to pay cash dividends to its public shareholders or to transfer funds to International and its other subsidiaries through cash dividends (including annual preferred stock dividends of $7,200,000 on its Series A Preferred Stock held by International) or through unsecured loans or investments. As of December 31, 1996, approximately $28,000,000 of JRM's net assets were not subject to this restriction.

Working capital decreased $49,232,000 to $120,177,000 at December 31, 1996 from $169,409,000 at March 31, 1996 due, in part, to the classification of the 12.875% Guaranteed Senior Notes as a current liability as JRM plans on redeeming such Notes in the second quarter of fiscal year 1998. During the September 1996 quarter, JRM issued $250,000,000 principal amount of 9.375% Senior Subordinated Notes due 2006 and received net proceeds of $244,375,000 which were used primarily to repay indebtedness (including interest) of approximately $239,000,000 owed to International. The remaining net proceeds were used for general corporate purposes. Also during the September quarter, the sale of certain equipment to the HeereMac joint venture was completed. Prior to this sale, JRM had received $30,000,000 as a deposit in March 1996. During the remainder of fiscal year 1997, JRM expects to obtain funds to meet working capital, capital expenditure and debt maturity requirements from operating activities, sales of non-strategic assets and from cash and cash equivalents. Leasing agreements for equipment, which are short-term in nature, are not expected to impact JRM's liquidity or capital resources.

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

                                    PART II
                            J. RAY McDERMOTT, S.A.
                               OTHER INFORMATION
                            ----------------------

No information is applicable to Part II for the current quarter, except as noted below:

Item 6.   Exhibits and Reports on Form 8-K

       (a)  Exhibits

            11 - Calculation of Earnings Per Common and Common Equivalent Share

            27 - Financial Data Schedule

       (b)  Reports on Form 8-K

            There were no current reports on Form 8-K filed during the three months ended December 31, 1996.



Signatures

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         J. RAY McDERMOTT, S.A.


                                      By:  /s/ DANIEL R. GAUBERT
                                         --------------------------

                                         Daniel R. Gaubert
                                         Vice President, Finance
                                         (Principal Accounting Officer
                                          and Duly Authorized Representative)





February 7, 1997

                                 EXHIBIT INDEX

Exhibit Description
------- -----------

    11  Calculation of Earnings Per Common and Common Equivalent Share

    27  Financial Data Schedule