Form 10-K
period 1997-03-31
MCDERMOTT J RAY SA
filed 1997-07-14
CIK 934590

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                F O R M  1 0 - K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 (FEE REQUIRED)

                  For the fiscal year ended March 31, 1997

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 (NO FEE REQUIRED)

For the transition period from _____________________ to ____________________
Commission File Number 1-13570

                             J. RAY McDERMOTT, S.A.
             (Exact name of registrant as specified in its charter)

          REPUBLIC OF PANAMA                        72-1278896
    (State or other jurisdiction of              (I.R.S. Employer
     incorporation or organization)             Identification No.)

1450 Poydras Street, New Orleans, Louisiana          70112-6050
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

9-3/8% Senior Subordinated Notes due July 2006  New York Stock Exchange

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

The aggregate market value of voting stock held by non-affiliates of the registrant was $342,147,904 as of May 12, 1997.

The number of shares outstanding of the Company's Common Stock at May 12, 1997 was 40,627,188.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the Company's 1997 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

                            J. RAY McDERMOTT, S. A.

                               INDEX - FORM 10-K

                                     PART 1

                                                               PAGE

Items 1. & 2.  BUSINESS AND PROPERTIES

A.    General                                                   1

B.    Description of Operations

        General                                                 2
        Foreign Operations                                      4
        Raw Materials                                           4
        Customers and Competition                               4
        Backlog                                                 4
        Factors Affecting Demand                                5

C.    Patents and Licenses                                      5

D.    Insurance                                                 6

E.    Employees                                                 6

F.    Environmental Regulations and Matters                     6

G.    Transactions With Related Parties                         7


Item 3.  LEGAL PROCEEDINGS                                      8

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS    9

                                      II

                               INDEX - FORM 10-K

                                    PART II

                                                                 PAGE
Item 5.    MARKET FOR THE REGISTRANT'S COMMON STOCK
           AND RELATED SECURITY HOLDER MATTERS                   10

Item 6.    SELECTED FINANCIAL DATA                               11

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION  AND RESULTS OF OPERATIONS

           General                                               12
           Fiscal Year 1997 vs  Fiscal Year 1996                 12
           Fiscal Year 1996 vs  Fiscal Year 1995                 13
           Effects of Inflation and Changing Prices              14
           Liquidity and Capital Resources                       15
           New Accounting Standard                               16

Item 8.    CONSOLIDATED FINANCIAL STATEMENTS AND
           SUPPLEMENTARY DATA

           Company Report on Consolidated Financial Statements   17
           Report of Independent Auditors                        18
           Consolidated Balance Sheet - March 31, 1997 and 1996  19
           Consolidated Statement of Income (Loss) for the
           Three Fiscal Years ended March 31, 1997               21
           Consolidated Statement of Equity for the
           Three Fiscal Years ended March 31, 1997               23
           Consolidated Statement of Cash Flows for the Three
           Fiscal Years ended March 31, 1997                     25
           Notes to Consolidated Financial Statements            27

Item 9.    DISAGREEMENTS WITH AUDITORS ON ACCOUNTING
           AND FINANCIAL DISCLOSURE                              52


                                     III

                               INDEX - FORM 10-K

                                    PART III

                                                                PAGE
Item 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT   53

Item 11.    EXECUTIVE COMPENSATION                               53

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT                                           53

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS       53


                                    PART IV


Item 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES
            AND REPORTS ON FORM 8-K                              54

Signatures                                                       57

Exhibit 11  - STATEMENT RE COMPUTATION OF PER SHARE LOSS         61

Exhibit 21  - SIGNIFICANT SUBSIDIARIES OF THE REGISTRANT         62

Exhibit 23  - CONSENT OF INDEPENDENT AUDITORS                    63

Exhibit 27  - FINANCIAL DATA SCHEDULE                            64



                                      IV

                                  P A R T   I



Items 1. and 2.  BUSINESS AND PROPERTIES


A. GENERAL

During fiscal year 1995, McDermott International, Inc. contributed substantially all of its marine construction services business to J. Ray McDermott, S.A. ("JRM"), a new company incorporated under the laws of the Republic of Panama in 1994. Also, on January 31, 1995, JRM acquired Offshore Pipelines, Inc. (the "Merger"). Prior to the Merger with Offshore Pipelines, Inc. ("OPI"), JRM was a wholly owned subsidiary of McDermott International, Inc.; as a result of the Merger, JRM is a majority owned subsidiary of McDermott International, Inc. JRM's Common Stock and 9-3/8% Senior Subordinated Notes due July 2006 are publicly traded.

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

JRM conducts operations both directly and through its participation in joint ventures, some of which it manages and others of which are managed by other marine construction contractors. Some of JRM's joint ventures are consolidated for financial reporting purposes while others are accounted for using either the equity or the cost method. JRM's joint ventures are largely financed through their own resources, including, in some cases, stand alone borrowing arrangements. JRM's two most significant joint venture investments are in the HeereMac joint venture, which is accounted for by the cost method, and the McDermott-ETPM West, Inc. joint venture, which is accounted for by the equity method.

The HeereMac joint venture was formed with Heerema Offshore Construction Group, Inc. ("Heerema") in January 1989 and utilizes the specialized, heavy-lift marine construction vessels which were previously owned by the two parties. Each party has a 50% interest in the joint venture, and Heerema has responsibility for its day-to-day operations. In March 1996, JRM and Heerema, through their respective subsidiaries, sold to companies included in the HeereMac joint venture the semi submersible derrick vessels which they were formerly chartering to the joint venture (JRM's DB101 and DB102 and Heerema's Hermod and Balder). Effective as of the beginning of fiscal year 1997, JRM changed from the equity to the cost method of accounting for its investment in the HeereMac joint venture as a result of JRM's determination that it is unable to exercise significant influence over HeereMac's operating and financial policies.

JRM formed its initial joint venture with ETPM S.A., McDermott-ETPM, in April 1989 to provide general marine construction services to the petroleum industry in West Africa, South America, the Middle East and India and offshore pipelaying services in the North Sea. With the addition of two new joint venture operating companies in March 1995, JRM and ETPM S.A. have expanded their joint venture's operations to include the Far East and to begin jointly pursuing subsea contracting work on a worldwide basis. Most of the operating companies in the McDermott-ETPM joint venture are majority-owned and controlled by JRM. However, the operations of McDermott-ETPM West, Inc., which conducts operations in the North Sea, South America and West Africa, are managed and controlled by ETPM S.A. ETPM S.A. has dedicated all of its marine construction assets to the joint ventures with JRM, including 3 combination derrick-pipelaying vessels and fabrication yards in Sharjah, U.A.E. and Tchengue, Gabon. JRM currently charters 4 combination derrick-pipelaying vessels and 1 pipelaying vessel to the ETPM joint venture and provides the use of its facilities in Jebel Ali in the U.A.E., Batam Island, Indonesia and Warri, Nigeria.

JRM participates in numerous other joint ventures (including joint ventures in Mexico and Malaysia) involving operations in foreign countries that require majority-ownership by local interests. Through a subsidiary, JRM also participates in an equally owned joint venture with the Brown & Root Energy Services unit of Halliburton Company ("Brown & Root"), which was formed in February 1995 to combine the operations of JRM's Inverness and Brown & Root's Nigg fabrication facilities in Scotland.

JRM owns or operates 6 fabrication facilities throughout the world. JRM's principal domestic fabrication yard is located on 1,114 acres of land, under lease, near Morgan City, Louisiana. JRM also owns or operates fabrication facilities near Corpus Christi, Texas, near Inverness, Scotland, in Indonesia on Batam Island, in Jebel Ali, U.A.E. and in Warri, Nigeria. JRM's fabrication facilities are equipped with a wide variety of heavy-duty construction and fabrication equipment, including cranes, welding equipment, machine tools and robotic and other automated equipment, most of which is movable. JRM has the capability to fabricate a full range of offshore structures, from conventional jacket-type fixed platforms to deepwater platform configurations employing compliant-tower, tension leg, floating production platform and spar technology. JRM also fabricates platform deck structures and modular components, including complete production processing systems, hydrocarbon separation and treatment systems, pressure and flow control systems and personnel quarters.

Expiration dates, including renewal options, of leases covering land for JRM's fabrication yards follow:


          Morgan City, Louisiana     Years 2000-2033
          Jebel Ali, U.A.E.          Year 2005
          Batam Island, Indonesia    Year 2008
          Warri, Nigeria             Year 2065


JRM owns or, through its ownership interests in joint ventures, has interests in the largest fleet of marine equipment used in major offshore construction. The nucleus of a "construction spread" is a large derrick barge, pipelaying barge or combination derrick-pipelaying barge capable of offshore operations for an extended period of time in remote locations. JRM owns or, through ownership interests in joint ventures, has interests in 9 derrick vessels, 6 pipelaying vessels, 10 combination derrick-pipelaying vessels and 3 pipe burying vessels. The lifting capacities of the derrick and combination derrick-pipelaying vessels range from 250 to 13,200 tons. These vessels range in length from 400 to 660 feet and are fully equipped with stiff leg or revolving cranes, auxiliary cranes, welding equipment, pile-driving hammers, anchor winches and a variety of additional gear. Some of these vessels hold various records for heavy lifts and installations of deepwater pipelines in different regions of the world. The largest vessels are the derrick barge DB 102, which is one of the world's largest semi submersible derrick vessels in both size and lifting capacity and provides quarters for approximately 750 workers, and the LB 200, a semi submersible pipelaying vessel capable of laying 60-inch diameter pipe (including concrete coating) and operating in water depths of up to 2,000 feet.

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

FOREIGN OPERATIONS

The amount of JRM's revenues and operating income derived from operations outside of the United States, and the approximate percentages of those revenues and operating income to JRM's total revenues and total geographic area operating income, respectively, follows:


                                       GEOGRAPHIC AREA
                       REVENUES        OPERATING INCOME
FISCAL YEAR       AMOUNT    PERCENT   AMOUNT   PERCENT
                        (Dollars in thousands)

      1997     $  803,778     59%     $31,948       77%
      1996        835,551     68%      28,058       71%
      1995        778,134     69%      79,515      110%


Revenues and geographic area operating income presented above do not include the operating results of JRM's equity investees.

RAW MATERIALS

The raw materials used by JRM, such as carbon and alloy steel in various forms, welding gases, concrete, fuel oil and gasoline, are available from many sources and JRM is not dependent upon any single supplier or source. Although shortages of certain of these raw materials and fuels have existed from time to time, no serious shortage exists at the present time.

CUSTOMERS AND COMPETITION

JRM's principal customers are oil and gas companies, including foreign government owned companies. Customers generally contract with JRM for the design, engineering, fabrication and installation of offshore drilling and production platforms and other specialized structures, modular facilities, marine pipelines and subsea production systems and onshore construction and maintenance services. Contracts are usually awarded on a competitive bid basis.

There are a number of companies which compete effectively with JRM, the HeereMac joint venture, McDermott-ETPM and JRM's other joint ventures in each of the separate marine construction phases in various parts of the world.

BACKLOG

As of March 31, 1997 and 1996, JRM's backlog amounted to $1,760,226,000 and $977,896,000, respectively. Of the March 31, 1997 backlog, it is expected that approximately $1,278,424,000 will be recognized in revenues in fiscal year 1998, $437,401,000 in fiscal year 1999, and $44,401,000 thereafter.

During fiscal year 1997, JRM received contract awards valued at $141,000,000 for the fabrication and installation of the Genesis spar platform, a deepwater development in the Gulf of Mexico by Chevron U.S.A. Production Company; a $140,000,000 contract for the design, fabrication, and installation of a compliant tower to be installed in 1,754 feet of water in the Gulf of Mexico for Texaco Exploration & Production Inc.; and a contract valued at $88,000,000 for work awarded by Unocal Thailand, Ltd., a wholly-owned subsidiary of Union Oil Company of California, in the Gulf of Thailand for the first phase development of its Pailin Field. In addition, JRM's McDermott-ETPM East, Inc. joint venture was awarded a $130,000,000 contract by Qatar Liquefied Gas Company ("Qatargas") for the offshore portion of the third train of its Ras Laffan Liquified Natural Gas project. The remaining backlog of all contracts with the above four customers at March 31, 1997 is $683,609,000.

Not included in JRM's backlog at March 31, 1997 and 1996 was backlog relating to contracts to be performed by unconsolidated joint ventures of approximately $1,439,000,000 and $1,374,000,000, respectively.

Work has historically been performed on a fixed price, cost plus or day rate basis or combination thereof. More recently, certain partnering type contracts have seen the introduction of a risk and reward element wherein a portion of total compensation is tied to the overall performance of the alliance partners. JRM attempts to cover increased costs of anticipated changes in labor, material and service costs of long-term contracts either through an estimation of such changes, which is reflected in the original price, or through price escalation
clauses.   Most long-term contracts have provisions for progress payments.

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

Oil company capital exploration and production budgets for calendar year 1997 are higher than 1996 expenditures. While oil prices remain flat, domestic natural gas prices have increased as compared to calendar year 1995. Expenditures in both domestic and international areas are expected to increase; domestic at a higher rate. Worldwide demand for offshore drilling rigs has increased and this, historically, has been a leading indicator for an increase in the need for marine construction services. JRM's markets are expected to begin to emerge from the competitive environment that has put pressure on margins in prior periods.

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

E.    EMPLOYEES

At March 31, 1997, JRM employed, under its direct supervision, approximately 10,800 persons compared with 10,400 at March 31, 1996. JRM considers its relationship with its employees to be satisfactory. None of these employees are members of labor unions.

F.    ENVIRONMENTAL REGULATIONS AND MATTERS

JRM is subject to the existing and evolving standards relating to the environment. These laws include the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 and similar laws which provide for responses to and liability for releases of hazardous substances into the environment; and the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act and other federal laws, each as amended, and similar foreign, state or local counterparts to these federal laws, which regulate air emissions, water discharges, hazardous substances and wastes, and require public disclosure related to use of various hazardous substances. JRM's operations are also governed by laws and regulations relating to workplace safety and worker health, primarily Occupational Safety and Health Act and regulations promulgated thereunder. JRM believes that its facilities are in substantial compliance with current regulatory standards.

JRM's compliance with U.S. federal, state and local environmental control and protection regulations did not necessitate any capital expenditures in fiscal year 1997, and it expects such capital expenditures will not be material for the
foreseeable future.   JRM cannot predict all of the environmental requirements
or circumstances which will exist in the future but it anticipates that environmental control and protection standards will become increasingly stringent and costly. Complying with existing environmental regulations resulted in pretax charges of approximately $1,469,000 in fiscal year 1997.

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

JRM purchased engineering services from McDermott International based on charges to unrelated parties for similar work and for general and administrative activities based on an allocation of cost. Effective April 1, 1996, JRM and McDermott International, through subsidiaries, formed a joint venture which is a preferred (but not exclusive) provider of engineering services to certain subsidiaries of McDermott International in the U.S. for onshore-related work and to JRM for offshore-related work. The charges for such services are based on charges to unrelated parties for similar work and for general and administrative activities based on allocation of cost. Arrangements for pricing these services are reviewed periodically by the parties.

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

Item 3.          LEGAL PROCEEDINGS

Due to the nature of its business, JRM is, from time to time, involved in routine litigation related to its business operations. It is management's opinion that none of this litigation will have a material adverse effect on the consolidated financial position of JRM.

In addition to matters of the type referred to in the preceding paragraph, JRM and International are conducting an internal investigation, with the assistance of outside counsel, of allegations of wrongdoing by a limited number of former employees of JRM and International and by others. JRM and International notified the appropriate authorities in April 1997. In June 1997, International received a federal grand jury subpoena for documents relating principally to an investigation of possible anti-competitive activity in the heavy-lift barge service business of JRM and HeereMac. In July 1997, International received an informal request from the Securities and Exchange Commission for the voluntary production of documents. JRM and International are cooperating with the authorities. The allegations which are the subject of the internal investigation, if true, and the outcome of the grand jury proceedings, could result in civil and/or criminal liability. At this time, JRM and International do not have sufficient information to predict the ultimate outcome of this matter.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

                                 P A R T   I I



Item 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

JRM's Common Stock is traded on the New York Stock Exchange. High and low stock prices for the fiscal years ended March 31, 1996 and 1997 follow:


                             FISCAL YEAR 1996
                             ----------------

                                SALES PRICE
QUARTER ENDED                  HIGH      LOW
-------------                  ----      ---

June 30, 1995                $28-5/8  $21-1/2

September 30, 1995            24-3/8   20-3/4

December 31, 1995             22-7/8     15

March 31, 1996                21-7/8     16


                             FISCAL YEAR 1997
                             ----------------

                                SALES PRICE
QUARTER ENDED                  HIGH      LOW
-------------                  ----      ---

June 30, 1996                $26-3/8  $18-7/8

September 30, 1996            29-7/8     21

December 31, 1996               30     21-1/2

March 31, 1997                26-1/8   21-3/4


JRM has not paid any dividends on its Common Stock since inception, and management does not anticipate any such dividends will be paid for the foreseeable future. As of March 31, 1997, the approximate number of record holders of Common Stock was 704.

Item 6.  SELECTED FINANCIAL DATA


                                    FOR THE FISCAL YEARS ENDED MARCH 31,
                           1997         1996         1995        1994        1993
                        -----------  -----------  ----------  ----------  ----------
                                               (In thousands)

Revenues                $1,367,587   $1,227,841   $1,127,320  $1,193,881  $1,601,060

Income (Loss) before
Cumulative Effect
of Accounting
Changes                 $  (11,826)  $      187   $   60,700  $  119,137  $   95,756

Net Income (Loss)       $  (11,826)  $      187   $   59,374  $  119,137  $   37,011

Net Loss
Applicable to
Common Stock            $  (19,026)  $   (7,524)           -           -           -

Primary and Fully
Diluted Loss Per
Common Share                $(0.47)      $(0.19)           -           -           -

Total Assets            $1,459,668   $1,537,745   $1,482,262  $1,007,609  $  932,528

Long-Term Debt          $  273,443   $  114,532   $   93,872  $    2,092  $    1,115

Notes Payable to
McDermott
International                    -      231,000      231,000     281,419     239,301
                        ----------   ----------   ----------  ----------  ----------
Total Long-Term
Debt                    $  273,443   $  345,532   $  324,872  $  283,511  $  240,416

Fiscal year 1997 results include gains on asset disposals of $60,409,000 and asset impairment losses of $31,390,000. See Note 4 to the consolidated financial statements regarding the change to the cost method of accounting for JRM's investment in the HeereMac joint venture in fiscal year 1997. Equity income of HeereMac was $1,083,000, $6,244,000, $79,386,000 and $44,318,000 in fiscal years
1996, 1995, 1994 and 1993, respectively. Beginning in fiscal year 1997, only distributions of profits received from HeereMac will be included in income. JRM received distributions of profits from HeereMac of $25,741,000 and $42,899,000 in fiscal years 1995 and 1994, respectively. There were no distributions of profits in fiscal years 1997, 1996 or 1993. See Note 1 regarding the basis of presentation of the selected financial data, see Note 2 regarding the adoption of SFAS No. 112 in fiscal year 1995 and see Note 3 regarding the acquisition of OPI. Fiscal year 1993, includes the cumulative effect of the adoption of SFAS No. 106. See Note 12 regarding an internal investigation of allegations of wrongdoing by a limited number of former employees of JRM and International, and by others.

Earnings per Common Share are not presented for fiscal years 1993 through 1995 because JRM was not a separate entity with its own capital structure during those periods.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

A significant portion of JRM's revenues and operating results are derived from its foreign operations. As a result, JRM's operations and financial results are affected by international factors, such as changes in foreign currency exchange rates. JRM attempts to minimize its exposure to changes in foreign currency exchange rates by attempting to match foreign currency contract receipts with like foreign currency disbursements. To the extent that it is unable to match the foreign currency receipts and disbursements related to its contracts, its practice of entering into forward exchange contracts to hedge foreign currency transactions reduces the impact of foreign exchange rate movements on operating results.

Revenues of JRM are largely a function of the level of oil and gas development activity in the world's major hydrocarbon producing regions. Consequently, revenues reflect the variability associated with the timing of significant development projects. JRM's operating results have been adversely affected by a substantial decline in significant projects in Southeast Asia, and low margins in all of its other major markets. JRM expects improvements in its markets, especially in Southeast Asia and the Gulf of Mexico. Consolidated backlog has increased significantly and there have been some pricing improvements.

The foregoing statements regarding JRM's markets and other statements in this discussion are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties. These include the uncertainties relating to offshore development decisions to be made by oil and gas exploration and development companies.

FISCAL YEAR 1997 VS FISCAL YEAR 1996

Revenues increased $139,746,000 to $1,367,587,000 primarily due to higher volume in North America, the Middle East and the Far East. These were partially offset by lower volume in the North Sea and lower leasing revenues due to the sale of the DB101 and DB102 to the HeereMac joint venture.

Operating income by geographic area increased $2,402,000 to $41,745,000. Net gains on asset disposals, after deduction for certain writedowns of asset valuations, were $29,019,000 in fiscal year 1997 and $2,530,000 in fiscal year 1996. Excluding these net gains, operating income decreased $24,087,000. The decrease was primarily due to lower volume in the North Sea, lower leasing activities due to the sale of the DB101 and DB102, lower margins in the Far East, and the completion of profitable contracts in West Africa in the prior year. These decreases were partially offset by higher volume in North America and in the Middle East.

Equity in income (loss) of investees decreased $17,188,000 from income of $9,124,000 to a loss of $8,064,000. This decrease was primarily due to lower results from the McDermott-ETPM West, Inc. joint venture. Revenues of the McDermott-ETPM West, Inc. joint venture increased $97,207,000 to $347,849,000 in fiscal year 1977 primarily due to increased volume in the North Sea and West Africa. Equity in income of this joint venture decreased $19,366,000 to a loss of $16,833,000 in fiscal year 1997 primarily due to lower margins in West Africa. In addition, there were favorable results from a Mexican joint venture.

Backlog at March 31, 1997 and 1996 was $1,760,226,000 and $977,896,000,
respectively. Not included in backlog at March 31, 1997 and 1996 was backlog relating to contracts to be performed by its unconsolidated joint ventures of approximately $1,439,000,000 and $1,374,000,000, respectively.

Interest income increased $10,373,000 to $16,387,000 primarily due to interest on the promissory note received as part of the consideration from the sale of the DB101 and DB102.

Interest expense decreased $2,344,000 to $40,043,000 primarily due to changes in debt obligations and interest rates prevailing thereon.

Other-net income increased $2,315,000 to $7,314,000, primarily due to foreign currency transaction gains in the current year compared to foreign currency transaction losses in the prior year.

The provision for income taxes increased $7,663,000 to $12,555,000 while income before provision for income taxes decreased $4,350,000 to $729,000. JRM operates in many different tax jurisdictions. Within these jurisdictions, tax provisions vary because of nominal rates, allowability of deductions, credits and other benefits, and even tax basis (for example, revenue versus income). These variances, along with variances in the mix of income within jurisdictions, are responsible for shifts in the effective tax rate.

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

Operating income by geographic area decreased $33,195,000 to $39,343,000 primarily due to higher amortization expense relating to goodwill and other intangibles resulting from the acquisition of OPI on January 31, 1995. There were also lower margins due to the completion of higher profit margin contracts in the Far East and the Middle East during fiscal year 1995, lower volume in the Far East this year, lower operating income in North America on offshore activities because of weather downtime and lower margins on certain contracts. This decrease was partially offset by higher volume and margins in North America on fabrication activities this year. In addition, there were operating losses associated with the fabrication yard in Scotland and accelerated depreciation of $4,314,000 on certain marine equipment in the Far East in the prior year.

Equity in income of investees decreased $13,733,000 to $9,124,000. This decrease was primarily due to lower results from both the HeereMac and McDermott-ETPM West, Inc. joint ventures. The revenues of these two joint ventures declined from $656,490,000 to

$542,772,000, primarily in the Gulf of Mexico, the Far East and the North Sea, partially offset by increased volume in West Africa. The equity income from these two joint ventures declined from $24,759,000 to $3,616,000 as a result of reduced volume and margins in the North Sea. Together these two significant investees accounted for 40% of equity earnings of investees. Equity income in fiscal year 1996 benefited from the inclusion of the results of the CMM Mexican joint venture which was not a part of JRM's marine construction services business in the prior period and higher operating activity from the Brown & Root McDermott Fabricators Limited joint venture which was formed in the last quarter of the prior year.

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

Other-net income increased $3,543,000 to $4,999,000 primarily due to minority shareholder participation in the increased losses of the McDermott-ETPM East joint venture.

The provision for income taxes decreased $3,993,000 to $4,892,000 while income before provision for income taxes and cumulative effect of accounting changes decreased $64,506,000 to $5,079,000. The reduction in income taxes is primarily due to a decrease in income and a reappraisal of approximately $4,800,000 of liabilities in certain foreign tax jurisdictions.

Effects of Inflation and Changing Prices
----------------------------------------

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

Liquidity and Capital Resources
-------------------------------

During fiscal year 1997, JRM's cash and cash equivalents decreased $31,460,000 to $134,948,000 and total debt decreased $59,124,000 to $382,538,000, primarily due to a net reduction in short-term borrowings of $72,094,000. During this period, JRM provided cash of $109,391,000 from operating activities and received cash of $244,375,000 from the issuance of long-term debt, $57,636,000 from asset disposals and $12,500,000 from returns from investees. JRM used cash of $74,866,000 for net purchases of short-term investments, $56,790,000 for additions to property, plant and equipment, $244,090,000 for repayment of long-term debt, and $7,200,000 for dividends on JRM's preferred stock.

Cash from asset disposals includes proceeds of $38,400,000 from the sale of JRM's interest in CCC Fabricaciones y Construcciones, S.A. de C.V., a Mexican joint venture, 2 derrick barges and other assets to Global Industries, Ltd. and proceeds of $15,050,000 from the sale of a marine vessel by HeereMac on behalf of JRM.

Higher accounts receivable are primarily due to the timing of collection of billings on contracts performed in the Middle East. Decreases in net contracts and advance billings were primarily due to the timing of billings on the Foinaven contract and on contracts performed in the Middle East.

Expenditures for property, plant and equipment increased $18,757,000 to $56,790,000 in fiscal year 1997. The majority of expenditures incurred in fiscal year 1997 were to maintain, replace and upgrade existing facilities and equipment. JRM has committed to make capital expenditures of $19,520,000 during fiscal year 1998.

At March 31, 1997 and 1996, JRM had available various uncommitted short-term lines of credit from banks totaling $34,174,000 and $142,645,000, respectively. Borrowings by JRM against these lines of credit at March 31, 1997 and 1996 were $23,858,000 and $85,251,000, respectively. JRM is also a party to an unsecured and committed revolving credit facility (the "JRM Revolver") with a group of banks. There were no borrowings outstanding at March 31, 1997 and 1996 under the JRM Revolver. As a condition to borrowing under the facility, JRM must comply with certain requirements. Presently, JRM cannot satisfy these requirements and cannot borrow under the JRM Revolver. The JRM Revolver also limits the amount of funds which JRM can borrow from other sources and JRM is currently at such limits. However, it is not anticipated JRM will need to borrow funds under the JRM Revolver during fiscal year 1998.

JRM is restricted, as a result of covenants in its credit agreements, in paying cash dividends to its public shareholders or in transferring funds through cash dividends (including annual cash dividends of $7,200,000 on its Series A Preferred Stock held by International) or through unsecured loans to or investments in International. At March 31, 1997, JRM could pay no cash dividends to its common stockholders, including International, could pay up to $9,600,000 of cash dividends on its Series A Preferred Stock held by International, and could make unsecured loans to or investments in International of approximately $10,142,000.

Working capital decreased $37,274,000 to $132,135,000 at March 31, 1997 due, in part, to the classification of JRM's 12.875% Guaranteed Senior Notes as a current liability due to JRM's decision to redeem such Notes on July 15, 1997. During 1998, JRM expects to obtain funds to meet capital expenditure, working capital and debt maturity requirements from operating activities, cash and cash equivalents and investments in debt securities. Leasing agreements for equipment, which are short-term in nature, are not expected to impact JRM's liquidity or capital resources.

JRM joint ventures are largely financed through their own resources, including, in some cases, stand-alone borrowing arrangements.

During fiscal year 1997 and 1996, JRM paid dividends of $7,200,000 on its Series A Preferred Stock and, during fiscal year 1996, JRM paid dividends of $511,000 on its Series B Preferred Stock. JRM has annual preferred stock dividend requirements of $7,200,000 on its Series A Preferred Stock.

At March 31, 1997, the ratio of long-term debt to total stockholders' equity was
0.51 as compared with 0.62 at March 31, 1996.

JRM has provided a valuation allowance ($19,136,000 at March 31, 1997) for deferred tax assets which cannot be realized through carrybacks and future reversals of existing taxable temporary differences. Management believes that remaining deferred tax assets are realizable through carrybacks and future reversals of existing taxable temporary differences and future taxable income. An uncertainty that affects the ultimate realization of deferred tax assets is the risk of incurring losses in the future. This factor has been considered in determining the valuation allowance. Management will continue to assess the adequacy of the valuation allowance on a quarterly basis.

New Accounting Standard
-----------------------

In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share," which is required to be adopted on December 31, 1997. At that time, JRM will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options and stock appreciation rights will be excluded. For the fiscal years 1997 and 1996, the new standard will have no impact on previously reported amounts.

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

July 10, 1997

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
J. Ray McDermott, S.A.


We have audited the accompanying consolidated balance sheet of J. Ray McDermott, S.A. as of March 31, 1997 and 1996, and the related consolidated statements of income (loss), equity and cash flows for each of the three years in the period ended March 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of J. Ray McDermott, S.A. at March 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 1997, in conformity with generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for postemployment benefits in 1995.


                                               ERNST & YOUNG LLP


New Orleans, Louisiana
July 10, 1997

                             J. RAY McDERMOTT, S.A.
                           CONSOLIDATED BALANCE SHEET
                            MARCH 31, 1997 and 1996


                                     ASSETS

                                               1997           1996
                                            ----------     ----------
                                                   (In thousands)

Current Assets:
 Cash and cash equivalents                  $  134,948     $  166,408
 Short-term investments in debt securities      75,516              -
 Accounts receivable - trade                   261,621        193,643
 Accounts receivable - unconsolidated
    affiliates                                  58,324         46,209
 Accounts receivable - other                    32,113         57,421
 Contracts in progress                          81,900        181,375
 Other current assets                           23,972         57,291
---------------------------------------------------------------------
 Total Current Assets                          668,394        702,347
---------------------------------------------------------------------
Property, Plant and Equipment, at Cost:
 Land                                           20,839         21,175
 Buildings                                      78,962         76,774
 Machinery and equipment                     1,054,776      1,070,326
 Property under construction                    18,424         17,958
---------------------------------------------------------------------
                                             1,173,001      1,186,233

 Less accumulated depreciation                 816,271        793,833
---------------------------------------------------------------------

Net Property, Plant and Equipment              356,730        392,400
---------------------------------------------------------------------
Excess of Cost Over Fair Value of Net
 Assets of Purchased Businesses Less
 Accumulated Amortization of
 $52,405,000 at March 31, 1997
 and $28,799,000 at March 31, 1996             296,394        316,863
---------------------------------------------------------------------
Investment in Unconsolidated Affiliates         81,981         72,806
---------------------------------------------------------------------
Other Assets                                    56,169         53,329
---------------------------------------------------------------------
 TOTAL                                      $1,459,668     $1,537,745
=====================================================================


See accompanying notes to consolidated financial statements.

                             LIABILITIES AND EQUITY


                                                             1997      1996
                                                           --------  --------
                                                             (In thousands)

Current Liabilities:
 Notes payable and current maturities of long-term debt  $  109,095 $   96,130
 Accounts payable                                           144,388    103,473
 Accounts payable to McDermott International                      -     47,695
 Accrued contract costs                                      63,586     69,827
 Accrued liabilities - other                                110,366    120,515
 Deposit on equipment sale                                        -     30,000
 Advance billings on contracts                               86,542     36,581
 U.S. and foreign income taxes                               22,282     28,717
------------------------------------------------------------------------------
     Total Current Liabilities                              536,259    532,938
------------------------------------------------------------------------------
Long-Term Debt                                              273,443    114,532
------------------------------------------------------------------------------
Note Payable to McDermott International                        -       231,000
------------------------------------------------------------------------------
Deferred and Non-Current Income Taxes                        42,556     50,016
------------------------------------------------------------------------------
Other Liabilities                                            71,452     55,362
------------------------------------------------------------------------------
Contingencies
------------------------------------------------------------------------------
Stockholders' Equity:
 Preferred Stock, authorized 10,000,000 shares;
  outstanding 3,200,000 shares Series A $2.25
  cumulative convertible, par value $.01 per share,
  (liquidation preference $160,000,000)                          32         32
 Common stock, par value $0.01 per share,
  authorized 60,000,000 shares; outstanding
  40,617,792 at March 31, 1997 and
  40,197,946 at March 31, 1996                                  406        402
  Capital in excess of par value                            590,263    581,609
  Deficit                                                   (33,463)   (14,576)
  Currency translation adjustments                          (21,280)   (13,570)
------------------------------------------------------------------------------
     Total  Stockholders' Equity                            535,958    553,897
------------------------------------------------------------------------------
     TOTAL                                               $1,459,668 $1,537,745
==============================================================================

                            J. RAY McDERMOTT, S.A.
                    CONSOLIDATED STATEMENT OF INCOME (LOSS)
                FOR THE THREE FISCAL YEARS ENDED MARCH 31, 1997


                                        1997        1996        1995
                                     ----------  ----------  ----------
                                               (In thousands)

Revenues                             $1,367,587  $1,227,841  $1,127,320
-----------------------------------------------------------------------
Costs and Expenses:
 Cost of operations (excluding
   depreciation and amortization)     1,158,025   1,000,751     883,513
 Depreciation and amortization           96,469      85,566      70,372
 Selling, general and
   administrative expenses              116,977     116,725     114,165
-----------------------------------------------------------------------
                                      1,371,471   1,203,042   1,068,050
-----------------------------------------------------------------------
Gain on Asset Disposals and
  Impairments-net                        29,019       2,530       1,862
-----------------------------------------------------------------------
Operating Income before Equity in
  Income of Investees                    25,135      27,329      61,132

Equity in Income (Loss) of Investees     (8,064)      9,124      22,857
-----------------------------------------------------------------------
  Operating Income                       17,071      36,453      83,989
-----------------------------------------------------------------------
Other Income (Expense):
  Interest income                        16,387       6,014       9,298
  Interest expense                      (40,043)    (42,387)    (25,158)
  Other-net                               7,314       4,999       1,456
-----------------------------------------------------------------------
                                        (16,342)    (31,374)    (14,404)
-----------------------------------------------------------------------
Income before Provision for
  Income Taxes and Cumulative
  Effect of Accounting Change               729       5,079      69,585

Provision for Income Taxes               12,555       4,892       8,885
-----------------------------------------------------------------------
Income (Loss) before Cumulative
 Effect of Accounting Change            (11,826)        187      60,700

Cumulative Effect of Accounting Change        -           -      (1,326)
-----------------------------------------------------------------------
Net Income (Loss)                    $  (11,826) $      187  $   59,374
=======================================================================

                                                                       CONTINUED

                                                 1997          1996
                                                 ----          ----
Net Loss Applicable to Common Stock
 (after Preferred Stock dividends)            $(19,026)      $(7,524)
====================================================================

Loss Per Common and
 Common Equivalent Share
 (Primary and Fully Diluted)                  $  (0.47)      $ (0.19)
====================================================================

CASH DIVIDENDS:

 Per preferred share                          $   2.25       $  2.25
====================================================================



Earnings per share are not presented for fiscal year 1995 because JRM was not a separate entity with its own capital structure for that period.

See accompanying notes to consolidated financial statements.

J. RAY McDERMOTT, S.A.
CONSOLIDATED STATEMENT OF EQUITY
FOR THE THREE FISCAL YEARS ENDED MARCH 31, 1997
(In thousands, except for share amounts)
                                                       Preferred Stock
                                            ----------------------------------
                                                  Series A         Series B
                                            ----------------------------------
                                                        Par                Par
                                             Shares    Value    Shares    Value
                                            ---------  ------  --------   -----
Balance March 31, 1994                              -  $    -         -   $   -
-------------------------------------------------------------------------------
Net Income                                          -       -         -       -
Preferred dividends                                 -       -         -       -
Translation adjustments                             -       -         -       -
Distributions to McDermott
 International                                      -       -         -       -
Contribution of McDermott
 International's marine con-
 struction services business                3,200,000      32         -       -
Acquisition of Offshore Pipelines,
 Inc.                                               -       -   458,632       5
Exercise of stock options                           -       -         -       -
Loss on investments                                 -       -         -       -
-------------------------------------------------------------------------------
Balance March 31, 1995                      3,200,000      32   458,632       5
-------------------------------------------------------------------------------
Net income                                          -       -         -       -
Preferred dividends                                 -       -         -       -
Preferred stock conversion                          -       -  (458,632)     (5)
Translation adjustments                             -       -         -       -
Exercise of stock options                           -       -         -       -
Tax benefit on exercise of stock
 options                                            -       -         -       -
Restricted stock purchases - net                    -       -         -       -
Contributions to thrift plan                        -       -         -       -
Deferred career executive
 stock plan expense                                 -       -         -       -
Loss on investments                                 -       -         -       -
Minimum pension liability                           -       -         -       -
Division of McDermott
 International pension plan                         -       -         -       -
-------------------------------------------------------------------------------
Balance March 31, 1996                      3,200,000      32         -       -
-------------------------------------------------------------------------------
Net Loss                                            -       -         -       -
Preferred dividends                                 -       -         -       -
Translation adjustments                             -       -         -       -
Exercise of stock options                           -       -         -       -
Tax benefit on exercise of stock
 options                                            -       -         -       -
Restricted stock purchases - net                    -       -         -       -
Contributions to thrift plan                        -       -         -       -
Deferred career executive
 stock plan expense
Gain on investments                                 -       -         -       -
Minimum pension liability                           -       -         -       -
Purchase of assets
 from International                                 -       -         -       -
-------------------------------------------------------------------------------
Balance March 31, 1997                      3,200,000     $32         -     $ -
===============================================================================


See accompanying notes to consolidated financial statements.



       Common Stock
--------------------------       Capital                         Currency
                 Par            In Excess              Owner's  Translation
    Shares      Value          Of Par Value  Deficit   Equity   Adjustments    Total
    ------      -----          ------------  ------- ---------- ------------ --------
     -          $  -           $     -       $   -   $ 279,946   $(26,925)   $253,021
-------------------------------------------------------------------------------------
     -             -                 -        (5,106)   64,480        -        59,374
     -             -                 -        (1,117)      -          -        (1,117)
     -             -                 -           -         -       12,292      12,292

     -             -                 -           -     (46,249)       -       (46,249)

 24,668,297      246              231,277        -    (298,177)       -       (66,622)

 13,917,946      139              348,573        -         -          -       348,717
     63,106        1                  429        -         -          -           430
     -             -                 -          (375)      -          -          (375)
-------------------------------------------------------------------------------------
 38,649,349      386              580,279     (6,598)      -      (14,633)    559,471
-------------------------------------------------------------------------------------
     -             -                 -           187       -          -           187
     -             -                 -        (7,711)      -          -        (7,711)
  1,065,193       11                  (13)       -         -          -            (7)
     -             -                 -           -         -        1,063       1,063
    353,978        4                1,527        -         -          -         1,531

     -             -                2,629        -         -           -        2,629
     49,070        -                   39        -         -           -           39
     80,356        1                1,585        -         -           -        1,586

     -             -                  148        -         -           -          148
     -             -                 -          (452)      -           -         (452)
     -             -                 -            (2)      -           -           (2)

     -             -               (4,585)       -         -           -       (4,585)
-------------------------------------------------------------------------------------
 40,197,946      402              581,609    (14,576)      -      (13,570)    553,897
-------------------------------------------------------------------------------------
     -             -                 -       (11,826)      -           -      (11,826)
     -             -                 -        (7,200)      -           -       (7,200)
     -             -                 -           -         -        (7,710)    (7,710)
    297,524        3                2,841        -         -           -        2,844

     -             -                1,724        -         -           -        1,724
     45,210        -                   (9)       -         -           -           (9)
     77,112        1                1,892        -         -           -        1,893

     -             -                  963        -         -           -          963
     -             -                 -           137       -           -          137
     -             -                 -             2       -           -            2

     -             -                1,243        -         -           -        1,243
-------------------------------------------------------------------------------------
 40,617,792      406             $590,263   $(33,463) $    -      $(21,280)  $535,958
=====================================================================================

                             J. RAY McDERMOTT, S.A.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                FOR THE THREE FISCAL YEARS ENDED MARCH 31, 1997

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                           1997        1996         1995
                                                           ----        ----         ----
                                                                  (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income (Loss)                                         $(11,826)  $     187   $ 59,374
-----------------------------------------------------------------------------------------
Adjustments to reconcile net income (loss)
  to net cash provided by (used in)
  operating activities:
  Depreciation and amortization                             96,469      85,566     70,372
  Equity in income or loss of investees,
   less dividends                                            8,064      (6,833)    42,810
  Gain on asset disposals and impairments-net              (29,019)     (2,530)    (1,862)
  Benefit from deferred taxes                               (7,600)     (2,338)   (35,769)
  Other                                                      3,779      (3,461)     1,253
  Changes in assets and liabilities, net
   of effects
   from acquisitions:
   Accounts receivable                                     (52,378)     49,005     28,290
   Net  contracts in progress and advance
     billings                                              147,151    (150,121)    13,081
   Accounts payable                                         (9,019)    (23,430)   (46,707)
   Accrued contract costs                                   (6,241)     16,217       (692)
   Accrued liabilities                                     (12,859)     (3,142)   (32,997)
   Income taxes                                               (418)     (9,927)     9,958
   Other, net                                              (16,712)      1,901    (28,086)
-----------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) OPERATING
  ACTIVITIES                                               109,391     (48,906)    79,025
-----------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition                                                      -           -     10,828
Purchases of property, plant and equipment                 (56,790)    (38,033)   (40,082)
Proceeds from asset disposals                               57,636     133,693     15,580
Purchases of short-term investments - net                  (74,866)
Investment in asset held for lease                          (1,821)    (29,620)    (6,711)
Increase in notes receivable from
  McDermott International                                        -           -    (16,802)
Investments in equity investees                             (3,908)     (6,827)      (398)
Returns from investees                                      12,500      37,097          -
Deposit on equipment sale                                        -      30,000          -
Other                                                          137        (452)      (375)
-----------------------------------------------------------------------------------------
NET CASH  PROVIDED BY (USED IN) INVESTING
  ACTIVITIES                                               (67,112)    125,858    (37,960)
-----------------------------------------------------------------------------------------

                                                                       CONTINUED


                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                               1997          1996         1995
                                            ----------  --------------  ---------

                                                        (In thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:

Payment of long-term debt                   $ (13,090)       $ (6,808)  $   (132)
Issuance of long-term debt                    244,375          32,756      2,348
Increase (decrease) in short-term
  borrowings                                  (72,094)         36,001     22,348
Decrease  in notes payable
  to McDermott International                 (231,000)        (20,542)   (19,705)
Distributions to McDermott
  International                                     -               -    (46,249)
Issuance of common stock                        4,569           4,197        430
Preferred dividends paid                       (7,200)         (7,928)      (900)
Other                                               -            (523)      (667)
--------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) FINANCING
  ACTIVITIES                                  (74,440)         37,153    (42,527)
--------------------------------------------------------------------------------
EFFECTS OF EXCHANGE RATE CHANGES
  ON CASH                                         701              79        343
--------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                            (31,460)        114,184     (1,119)
--------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT BEGINNING
  OF YEAR                                     166,408          52,224     53,343
--------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END
  OF YEAR                                    $134,948        $166,408    $52,224
================================================================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for:
  Interest (net of amount capitalized)       $ 35,816        $ 41,905    $23,146
  Income taxes (net of refunds)              $ 22,823        $ 11,277    $21,910
================================================================================

See accompanying notes to consolidated financial statements.

                            J. RAY McDERMOTT, S.A.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE FISCAL YEARS ENDED MARCH 31, 1997

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

The contribution of International's marine construction services business to JRM was accounted for in a manner similar to a pooling of interests and the financial statements reflect International's historical cost of the assets and liabilities contributed. For the period prior to the contribution, the financial statements include charges from International for direct costs and allocations of corporate overhead and other costs. Management believes that the allocation methods were reasonable and that the allocations were representative of what the costs would have been on a stand alone basis.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
---------------------------

The consolidated financial statements are presented in U.S. Dollars in accordance with accounting principles generally accepted in the United States. The consolidated financial statements include the accounts of JRM, and all subsidiaries and controlled joint ventures. Investments in joint ventures and other entities which JRM does not control but has significant influence over are accounted for on the equity method. Differences between the cost of equity method investments and the amount of underlying equity in net assets of the investees are amortized systematically to income. All significant intercompany transactions and accounts have been eliminated. Certain amounts previously reported have been reclassified to conform with the presentation at March 31, 1997.

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

Use of Estimates
----------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Accounting Change
-----------------

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

Investments
-----------

JRM's investments, primarily government obligations and other debt securities, are classified as available-for-sale and are carried at fair value, with the unrealized gains and losses, net of tax, reported in shareholders' equity. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses are included in other income. The cost of securities sold is based on the specific identification method. Interest on securities is included in interest income.

Foreign Currency Translation
----------------------------

Assets and liabilities of foreign operations, other than operations in highly inflationary economies, are translated into U.S. Dollars at current exchange rates and income statement items are translated at average exchange rates for the year. Adjustments resulting from the translation of foreign currency financial statements are recorded in a separate component of equity. Foreign currency transaction adjustments are reported in income. Included in Other Income (Expense) are transaction gains (losses) of $1,108,000, ($1,916,000), and $711,000 for fiscal years 1997, 1996 and 1995, respectively.

Contracts and Revenue Recognition
---------------------------------

Contract revenues and related costs are principally recognized on a percentage of completion method for individual contracts or components thereof based upon work performed or a cost to cost method, as applicable to the product or activity involved. Revenues and related costs so recorded, plus accumulated contract costs that exceed amounts invoiced to customers under the terms of the contracts, are included in Contracts in Progress. Billings that exceed accumulated contract costs and revenues and costs recognized under percentage of completion are included in Advance Billings on Contracts. Most long-term contracts have provisions for progress payments. There are no unbilled revenues which will not be billed. Contract price and cost estimates are reviewed periodically as the work progresses and adjustments proportionate to the percentage of completion are reflected in income in the period when such estimates are revised. Provisions are made currently for all known or anticipated losses. Variations from estimated contract performance could result in a material adjustment to operating results for any fiscal quarter or year. Claims for extra work or changes in scope of work are included in contract revenues when collection is probable. Included in Accounts Receivable and Contracts in Progress are approximately $508,000 and $7,639,000 relating to commercial contract claims whose final settlement is subject to future determination through negotiations or other procedures which had not been completed at March 31, 1997 and 1996, respectively.


                                                          1997      1996
                                                          ----      ----
                                                           (In thousands)

Included in Contracts in Progress are:
Costs incurred less costs of revenue recognized         $ 59,660  $ 52,119
Revenues recognized less billings to customers            22,240   129,256
--------------------------------------------------------------------------
Contracts in Progress                                   $ 81,900  $181,375
==========================================================================
Included in Advance Billings on Contracts are:
Billings to customers less revenues recognized          $123,100  $ 52,071
Costs incurred less costs of revenue recognized          (36,558)  (15,490)
--------------------------------------------------------------------------
Advance Billings on Contracts                           $ 86,542  $ 36,581
==========================================================================

Included in accounts receivable - trade are amounts representing retainages on contracts as follows:

                                                          1997      1996
                                                          ----      ----
                                                           (In thousands)
Retainages                                              $ 13,693  $ 21,705
==========================================================================

All of the 1997 retainages are expected to be collected within the next year.

Depreciation, Maintenance and Repairs and Drydocking Expenses
-------------------------------------------------------------

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

Amortization of Excess Cost Over Fair Value of Net Assets of Purchased
----------------------------------------------------------------------
Businesses
----------

Excess of cost over fair value of net assets of purchased businesses primarily pertains to the acquisition of OPI and is being amortized on a straight-line basis over 15 years. Management periodically reviews goodwill to access recoverability, and impairments would be recognized in operating results if a permanent diminution in value were to occur.

Earnings Per Share
------------------

Primary earnings per share is based on the weighted average number of common and dilutive common equivalent shares outstanding during the year. Fully diluted earnings per share is the same as primary since the computations were antidilutive.

Capitalization of Interest Cost
-------------------------------

In fiscal years 1997, 1996 and 1995, total interest cost incurred was $40,760,000, $43,712,000 and $25,325,000, respectively, of which $717,000,
$1,325,000 and $167,000, respectively, was capitalized.

Cash Equivalents
----------------
Cash equivalents are highly liquid investments, with maturities of three months or less when purchased.

Derivative Financial Instruments
--------------------------------

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

Unaudited pro forma results of operations for fiscal year ended March 31, 1995 assuming that the contribution by McDermott International of substantially all of its marine construction services business to JRM and the acquisition of OPI had occurred as of the beginning of the fiscal year are: revenues of $1,442,694,000, income before cumulative effect of accounting change of $42,617,000 ($0.88 per share primary and fully diluted) and net income of $41,291,000 ($0.84 per share primary and fully diluted). The pro forma financial information is presented for informational purposes only and is not necessarily indicative of the operating results that would have occurred had the transaction been completed as of April 1, 1994.

NOTE 4 - INVESTMENTS IN UNCONSOLIDATED AFFILIATES

During the fourth quarter of fiscal year 1997, and effective as of the beginning of the year, JRM changed from the equity to the cost method of accounting for its investment in the HeereMac joint venture as a result of JRM's determination that it is unable to exercise significant influence over HeereMac's operating and financial policies. Equity income of HeereMac was $1,083,000 and $6,244,000 in fiscal years 1996 and 1995, respectively.

Transactions with unconsolidated affiliates included sales to ($110,150,000, $135,051,000 and $136,681,000 in fiscal years 1997, 1996 and 1995, respectively, including approximately $9,609,000, $44,491,000 and $54,657,000, respectively, attributable to leasing activities) and purchases from ($8,765,000, $9,109,000, and $1,119,000 in fiscal years 1997, 1996 and 1995, respectively) these entities. Included in non-current Other Assets at March 31, 1997 was $2,102,000 of accounts receivable from an unconsolidated affiliate. Included in Accounts payable at March 31, 1997 and 1996 were $11,792,000 and $4,471,000, respectively, of payables to unconsolidated affiliates.

In fiscal year 1997, JRM realized a gain of $16,682,000 on the sale of a marine vessel by HeereMac on behalf of JRM. During fiscal year 1996, JRM sold to the HeereMac joint venture the major marine vessels that it had been leasing to the joint venture. JRM received cash of $135,969,000, including a $30,000,000 advance deposit on the sale of certain marine equipment which was completed during fiscal year 1997, and a 7.75% note receivable of $105,000,000 and recorded a deferred gain of $103,239,000, which was being amortized over HeereMac's depreciable lives of the vessels prior to the change to the cost method of accounting for JRM's investment in HeereMac. Subsequent to the change, the deferred gain is recognized by JRM as the note is repaid. The note receivable ($92,500,000 at March 31, 1997), net of the deferred gain ($90,803,000 at March 31, 1997) is included in investment in unconsolidated affiliates. In addition to the vessel sale in fiscal year 1996, JRM received $37,097,000 as a return of capital from the HeereMac joint venture.

In fiscal year 1995, JRM contributed various marine construction barges with a cost of $102,602,000 and accumulated depreciation of $76,763,000 and sold a derrick barge for $9,101,000 to the HeereMac joint venture.

At March 31, 1997 and 1996, property, plant and equipment included $141,409,000 and $141,293,000, and accumulated depreciation included $102,242,000 and $89,312,000, respectively, of marine equipment that is leased to unconsolidated investees. Dividends received from unconsolidated investees accounted for by the equity method were $2,291,000 and $65,667,000 in fiscal years 1996 and 1995, respectively. Undistributed earnings in unconsolidated affiliates accounted for by the equity method were $12,937,000 and $27,506,000, respectively, at March 31, 1997 and 1996.

Summarized combined balance sheet and income statement information based on the most recent financial information for investments in entities accounted for by the equity method are presented below:

                                               1997          1996
                                             --------      --------
                                                 (In thousands)

     Current Assets                          $293,779    $  407,205
     Non-Current Assets                       109,410       622,900
--------------------------------------------------------------------------------
       Total Assets                          $403,189    $1,030,105
================================================================================
     Current Liabilities                     $311,478    $  405,818
     Non-Current Liabilities                   13,513       464,337
     Owners' Equity                            78,198       159,950
--------------------------------------------------------------------------------
     Total Liabilities and Owners' Equity    $403,189    $1,030,105
================================================================================


                                              1997       1996      1995
                                           ----------  --------  ---------
                                                   (In thousands)

     Revenues                               $846,659   $907,151   $725,225
     Gross Profit                           $ 66,777   $203,102   $153,075
     Income (Loss) before Provision for
      Income Taxes                          $ (5,924)  $ 16,396   $ 52,899
     Provision for Income Taxes                7,227      2,297      4,193
--------------------------------------------------------------------------------
     Net  Income (Loss)                     $(13,151)  $ 14,099   $ 48,706
================================================================================

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

Deferred income taxes reflect the net tax effects of temporary differences between the financial and tax bases of assets and liabilities. Significant components of deferred tax assets and liabilities as of March 31, 1997 and 1996 were as follows:


                                                 1997      1996
                                                -------   -------
                                                  (In thousands)
Deferred tax assets:
  Accrued liabilities for postretirement
   health care benefits                         $ 7,127   $ 9,902
  Accrued liabilities for executive and
    employee incentive compensation               2,043     1,567
  Long-term contracts                             3,176     4,973
  Accrued pension liability                       4,125     2,449
  Accrued drydock liability                       2,219     2,771
  Investments in joint ventures and
   affiliated companies                           1,599         -
  Operating loss carryforwards                   32,595    21,520
  Property, plant and equipment                   1,036     1,057
  Accrued provisions for facility closings          104       354
  Accrued vacation pay                            1,041       935
  Other                                           4,932     5,132
------------------------------------------------------------------
    Total deferred tax assets                    59,997    50,660

  Valuation allowance for deferred tax assets   (19,136)  (16,216)
------------------------------------------------------------------
    Total deferred tax assets - net              40,861    34,444
------------------------------------------------------------------
Deferred  tax liabilities:
  Property, plant and equipment                  31,105    27,808
  Long-term contracts                             4,394    10,149
  Investment in joint ventures and
   affiliated companies                               -       762
  Prepaid pension costs                           1,488         -
  Other                                           1,583     2,695
------------------------------------------------------------------
    Total deferred tax liabilities               38,570    41,414
------------------------------------------------------------------
    Net deferred tax assets (liabilities)       $ 2,291   $(6,970)
==================================================================

Income before provision for income taxes and cumulative effect of accounting change was as follows:


                                 1997      1996      1995
                               --------  --------  --------
                                       (In thousands)

U.S.                           $(7,851)  $(1,362) $ (3,265)
Other than U.S.                  8,580     6,441    72,850
-----------------------------------------------------------
                               $   729   $ 5,079  $ 69,585
===========================================================

The provision for income taxes consists of:

                                 1997      1996      1995
                               --------  --------  --------
                                       (In thousands)
Current:
 U.S. - Federal                $15,568   $   986  $ 30,514
 U.S. - State and local           (366)        -         -
 Other than U.S.                 4,953     6,244    14,140
-----------------------------------------------------------
 Total current                  20,155     7,230    44,654
-----------------------------------------------------------

Deferred:
 U.S. - Federal                 (6,080)    5,426   (31,742)
 U.S. - State and local         (2,585)        -         -
 Other than U.S.                 1,065    (7,764)   (4,027)
-----------------------------------------------------------
 Total deferred                 (7,600)   (2,338)  (35,769)
-----------------------------------------------------------
Provision for Income Taxes     $12,555   $ 4,892  $  8,885
===========================================================

The current provision for other than U.S. income taxes in 1997, 1996 and 1995 includes a reduction of $2,021,000, $3,763,000 and $1,323,000, respectively, for the benefit of net operating loss carryforwards. Initial recognition of OPI pre-acquisition tax benefits in fiscal year 1997 resulted in a reduction of excess cost over fair value of assets acquired of $3,115,000.

JRM would be subject to U.S. withholding taxes on distributions of earnings from its U.S. subsidiaries. No U.S. withholding taxes have been provided as these earnings are considered indefinitely reinvested.

NOTE 6 - RELATED PARTY TRANSACTIONS

Transactions with subsidiaries, divisions and controlled joint ventures of McDermott International that are not disclosed elsewhere, are as follows:


                                                1997     1996     1995
                                               -------  -------  -------
                                                    (In thousands)

Sale of marine construction services           $16,611  $10,243  $ 2,652
Purchase of engineering and other services      15,941   56,008   16,672
Insurance premiums                               8,012   12,908   21,602
Postretirement health care benefits                  -        -    6,075
Pension benefit                                  1,094      843    6,679
Selling, general and administrative expense     13,987   11,900   19,690
Interest income                                      -      787    2,920
Interest expense                                 6,655   21,831   20,169


Included in Accounts receivable - trade at March 31, 1997 are receivables from International of $2,543,000.

During fiscal year 1997, JRM paid a $231,000,000 note payable to International and purchased from International certain diving support equipment and systems for $3,573,000 and nine cranes for use in JRM's fabrication and construction activities for $8,295,000.

In connection with the acquisition of OPI, two directors and two officers of JRM entered into noncompetition agreements. As consideration, such directors and officers received a total of approximately $10,131,000 (including 50,000 shares of JRM's common stock valued at $1,131,000) during fiscal year 1995. In addition, one director (who resigned in April 1996) received $1,500,000 in fiscal years 1997 and 1996 and will receive additional payments of $1,500,000 per year over the next three years.

In fiscal year 1995, JRM entered into an office sublease with an affiliate of a director (who resigned in April 1996) of JRM which expired in March 1997.
During fiscal years 1997 and 1996, the affiliate paid $216,000 and $185,000, respectively, under the sublease. Under another agreement, JRM paid $576,000 to the affiliate in each of fiscal years 1997 and 1996 and reimbursed the affiliate for out-of-pocket expenses for the management and operations of JRM's offshore producing oil and gas property. Also during fiscal year 1996, JRM fabricated a caisson for the affiliate for $84,000. JRM sold an offshore jacket and deck to the affiliate for $1,100,000 during fiscal year 1995 and received approximately $2,000,000 from the affiliate during fiscal year 1996 pursuant to a contract to refurbish, transport and install the jacket and deck.

JRM entered into agreements with an affiliate of another director of JRM pursuant to which, the subsidiary acquired interests in certain offshore oil and gas property. During fiscal year 1996 and 1995, JRM paid $2,036,000 and $3,000,000, respectively, to the affiliate under the agreements in connection with the acquisition of its interests and the development of such property. During fiscal year 1996, JRM sold its interest in the property to the affiliate in exchange for an $8,000,000 convertible production payment relating to such property. Pursuant to the terms of the agreements entered into in connection with such sale, JRM received a right to a production payment that allows it to share in up to $8,000,000 of the net proceeds on any production from the property based upon a percentage of its original interest in such property. In December 1995, this property was placed on production and JRM earned approximately $1,093,000 and $179,000 in fiscal years 1997 and 1996, respectively, as a result of this production payment. In addition, JRM owns 140,000 shares of common stock of this affiliate and 40,000 units in a limited partnership which is also an affiliate of this director.

JRM has also entered into agreements with two affiliates of a director of JRM to design, fabricate and install several offshore pipelines or structures. The value of these agreements was approximately $82,000,000. At March 31, 1997, all work under these agreements had been completed and invoiced, of which $432,000 remained unpaid and is expected to be paid in the ordinary course of business.

In connection with the acquisition of OPI, JRM entered into various agreements under which McDermott International provides administrative and technical services to JRM. These services include, but are not limited to: accounting, treasury, tax administration and other financial services; human relations; computing and telecommunications; corporate officer and secretarial; purchasing; and marine systems and automation. The cost of these services to JRM was $11,900,000 for fiscal years 1997 and 1996. Fiscal year 1997 selling, general and administrative expense also included $2,087,000 for corporate officer severance.

Effective April 1, 1996, JRM and International, through subsidiaries, created a joint venture which is consolidated in JRM. The joint venture is a preferred (but not exclusive) provider of engineering services to certain subsidiaries of International in the U.S. for onshore-related work and to JRM for offshore-related work. The charges for such services are based on charges to unrelated parties for similar work and for general and administrative activities based on allocation of cost. Arrangements for pricing these services is reviewed periodically by the parties. During fiscal year 1997, the joint venture charged International and its subsidiaries approximately $10,867,000 for such services.

Effective January 31, 1995, JRM sold to McDermott International those assets and liabilities comprising the shipyard business located in Morgan City, Louisiana that were included in the business contributed by McDermott International with the Merger. In consideration, JRM received $4,802,000.

Certain officers and employees of JRM participate in certain benefit plans which involve the issuance of International Common Stock.

NOTE 7 - NOTES PAYABLE AND LONG-TERM DEBT


                                                                1997              1996
                                                              --------          --------
                                                                    (In thousands)
Long-term debt consists of:
Unsecured debt:
 9.375% Senior Subordinated Notes due 2006
   ($250,000,000 principal amount)                            $244,610          $      -

 12.875% Guaranteed Senior Notes due 2002
   ($70,000,000 principal amount -
   callable July 15, 1997)                                      73,958            74,473

 Other notes payable                                            14,143            13,401

Secured debt:

  Floating rate notes interest at one month LIBOR
   plus 2% (7.4375% inclusive at March 31, 1997)
   due 1999                                                     12,693            21,139
 Capitalized Lease Obligations                                  13,276            16,398
-----------------------------------------------------------------------------------------
                                                               358,680           125,411
Less amounts due within one year                                85,237            10,879
-----------------------------------------------------------------------------------------
                                                              $273,443          $114,532
=========================================================================================

Notes payable and current maturities of long-term debt consist of:

                                                                1997              1996
                                                              --------          --------
                                                                    (In thousands)

Short-term lines of credit - unsecured                        $ 23,858          $ 85,251
Current maturities of long-term debt                            85,237            10,879
-----------------------------------------------------------------------------------------
                                                              $109,095          $ 96,130
=========================================================================================
Weighted average interest rate on short-term borrowings           6.95%             6.88%
=========================================================================================

During fiscal year 1997, JRM issued $250,000,000 principal amount 9.375% Senior Subordinated Notes due 2006 ("9.375% Notes"). The 9.375% Notes are redeemable, for cash, at the option of JRM in whole or in part, at any time on or after July 15, 2001 at a price of 104.688% of the principal amount, and thereafter at prices declining annually to 100% of the principal amount on or after July 15, 2004. The 12.875% Guaranteed Senior Notes ("12.875% Notes") are subject to mandatory sinking fund requirements beginning on July 15, 2000 calculated to retire 50% of the original principal amount prior to maturity in 2002. The 12.875% Notes are redeemable, for cash, at the option of JRM, at any time on or after July 15, 1997, in whole or in part, at a price of 106.4% of the principal amount, and thereafter at prices declining annually to 100% of the principal amount on or after July 15, 2000. The 12.875 % Notes are included in current maturities of long-term debt at March 31, 1997 due to JRM's decision to redeem the 12.875% Notes in whole on July 15, 1997.

Maturities of long-term debt during the five fiscal years subsequent to March 31, 1997 are as follows: 1998 - $85,237,000 (including the 12.875% Notes); 1999
- $14,582,000; 2000 - $38,000; 2001 - $38,000;  2002 - $42,000.

At March 31, 1997 and 1996, JRM had available various uncommitted short-term lines of credit from banks totaling $34,174,000 and $142,645,000, respectively. Borrowings by JRM against these lines of credit at March 31, 1997 and 1996 were $23,858,000 and $85,251,000, respectively. JRM is also a party to an unsecured and committed revolving credit facility (the "JRM Revolver") with a group of banks. There were no borrowings outstanding at March 31, 1997 and 1996 under the JRM Revolver. As a condition to borrowing under the facility, JRM must comply with certain requirements. Presently, JRM cannot satisfy these requirements and cannot borrow under the JRM Revolver. The JRM Revolver also limits the amount of funds which JRM can borrow from other sources and JRM is currently at such limits.

JRM is restricted, as a result of covenants in its credit agreements, in paying cash dividends to its public shareholders or in transferring funds through cash dividends (including annual cash dividends of $7,200,000 on its Series A Preferred Stock held by International) or through unsecured loans to or investments in International. At March 31, 1997, JRM could pay no cash dividends to its common stock holders, including International, could pay up to $9,600,000 of cash dividends on its Series A Preferred Stock held by International, and could make unsecured loans to or investments in International of approximately $10,142,000.

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

JRM provides retirement benefits through employee participation in two non-contributory pension plans for substantially all of its salaried employees, except certain non-resident alien employees of foreign subsidiaries who are not citizens of a European Community country or who do not earn income in the United States or the United Kingdom. Plan benefits are based on final average compensation and years of service. JRM's funding policy is to fund the applicable pension plan to meet minimum funding requirements of the Employee Retirement Income Security Act of 1974 ("ERISA") and to fund the other pension plan as recommended by the respective plan actuary in accordance with applicable law. At January 1, 1997 and 1996, approximately one-half of total plan assets were invested in listed stocks and bonds. The remaining assets were held in foreign equity funds, U.S. Government securities and investments of a short-term nature.

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

U.S. Pension Plans
------------------

The net periodic pension cost for fiscal year 1997 and 1996 included the following components:


                                                           1997      1996
                                                          -------   -------
                                                            (In thousands)

Service cost - benefits earned during the period         $  4,927   $  2,976
Interest cost on projected benefit obligation               4,263      3,533
Actual return on plan assets                               (5,841)    (6,484)
Net amortization and deferral                               1,857      2,286
----------------------------------------------------------------------------
Net periodic pension cost                                $  5,206   $  2,311
============================================================================

The following table sets forth the U.S. plans' funded status and the amounts recognized in the consolidated financial statements:

                                                           1997      1996
                                                          -------   -------
                                                            (In thousands)
Actuarial present value of benefit obligations:
  Vested benefit obligation                              $ 35,218   $ 29,946
============================================================================
  Accumulated benefit obligation                         $ 43,903   $ 40,174
============================================================================
  Projected benefit obligation                           $ 65,480   $ 58,377
Plan assets at fair value                                  52,582     46,904
----------------------------------------------------------------------------
Projected benefit obligation in excess of plan assets     (12,898)   (11,473)
Unrecognized net loss                                      10,701     15,432
Adjustment required to recognize minimum liability            (41)       (57)
Unrecognized prior service cost                            (8,684)    (9,323)
Unrecognized transition asset                              (1,261)    (1,577)
----------------------------------------------------------------------------
Net pension liability                                    $(12,183)  $ (6,998)
============================================================================

The assumptions used in determining the funded status of the U.S. plans were:

                                                           1997      1996
                                                          -------   -------

Actuarial assumptions:
  Discount rate                                             7.5%     7.25%
----------------------------------------------------------------------------
  Rate of increase in future compensation levels            5.0%      5.0%
----------------------------------------------------------------------------
  Expected long-term rate of return on plan assets          8.5%      8.5%
----------------------------------------------------------------------------

 Non-U.S. Pension Plan
----------------------

The net periodic pension cost (benefit) for fiscal years 1997, 1996 and 1995 included the following components:

                                                              1997      1996     1995
                                                            --------  --------  -------
                                                                    (In thousands)
Service cost - benefits earned during the period            $  459    $   332   $ 1,450
Interest cost on projected benefit obligation                  766        829     3,342
Actual return on plan assets                                  (756)    (1,046)   (1,240)
Net amortization and deferral                                 (403)        30    (7,303)
----------------------------------------------------------------------------------------
Net periodic pension cost  (benefit)                        $   66    $   145   $(3,751)
========================================================================================

The following table sets forth the non-U.S. plan's funded status and the amounts recognized in the consolidated financial statements:

                                                              1997               1996
                                                            --------            -------
                                                                    (In thousands)

Actuarial present value of benefit obligations:
  Vested benefit obligation                                 $ 8,198             $ 7,409
========================================================================================
  Accumulated benefit obligation                            $ 8,594             $ 7,997
========================================================================================
  Projected benefit obligation                              $10,989             $10,437
Plan assets at fair value                                    12,328              11,772
----------------------------------------------------------------------------------------
Plan assets in excess of projected benefit obligation         1,339               1,335
Unrecognized net gain                                          (831)               (663)
Unrecognized transition asset                                  (719)               (817)
----------------------------------------------------------------------------------------
Net  pension liability                                      $  (211)            $  (145)
========================================================================================

The assumptions used in determining the funded status of the non-U.S. plan were:

                                                              1997      1996     1995
                                                            --------  --------  -------

Actuarial assumptions:
  Discount rate                                               7.25%    8.25%      8.25%
----------------------------------------------------------------------------------------
  Rate of increase in future compensation levels              5.0%     5.0%       5.0%
----------------------------------------------------------------------------------------
  Expected long-term rate of return on plan assets            8.5%     8.5%       8.5%
----------------------------------------------------------------------------------------

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

The following table sets forth the amounts recognized in the consolidated financial statements at March 31:


                                                   1997     1996
                                                  -------  -------
                                                   (In thousands)

Accumulated Postretirement Benefit Obligation:
   Retirees                                       $ 1,233  $   663
   Fully eligible active participants               2,467    1,363
   Other active plan participants                  13,810   14,805
------------------------------------------------------------------
                                                   17,510   16,831
Unrecognized net gain                               1,220        -
------------------------------------------------------------------
Accrued postretirement benefit cost               $18,730  $16,831
==================================================================
Weighted average discount rate                      7.50%    7.25%
==================================================================

The accumulated postretirement benefit obligation includes $16,322,000 and $16,048,000 for health care plans and $1,188,000 and $783,000 for life insurance plans at March 31, 1997 and 1996, respectively.

Net periodic postretirement benefit cost for fiscal years 1997 and 1996 included the following components:

                                                   1997     1996
                                                  -------  -------
                                                   (In thousands)

Service cost                                      $ 1,289  $   767
Interest cost                                       1,383    1,060
Net amortization and deferral                         150        -
------------------------------------------------------------------
Net periodic postretirement benefit cost          $ 2,822  $ 1,827
==================================================================

For measurement purposes, a weighted-average annual assumed rate of increase in the per capita cost of covered health care claims of 7-1/2% was assumed for 1997 and 10-3/4% for 1996. For 1998, a rate of 6-1/2% was assumed. The rate was assumed to decrease gradually to 4% in 2005 and remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. For example, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of March 31, 1997 by $2,697,000 and the aggregate of the service cost and interest cost components of net periodic postretirement benefit cost for fiscal year 1997 by $404,000.

NOTE 9 - IMPAIRMENT OF LONG-LIVED ASSETS

During the quarter ended March 31, 1997 management identified certain long-lived assets that are no longer expected to recover their entire carrying value through future cash flows. The assets include non-core, surplus and obsolete property and equipment. Fair value was generally determined based on sales prices of comparable assets. Impairment losses to write the assets down to estimated fair values totaled $19,228,000.

During the quarter ended March 31, 1997, management decided to sell a certain vessel and related equipment of a non-core business and to sell or otherwise dispose of certain other assets. As a result, impairment losses totaling $12,162,000 were recognized to reduce the property and equipment to estimated fair values less the costs to sell. Prior to recognition of the impairment losses, the carrying value of these assets totaled approximately $18,950,000. Excluding the impairment losses, results of operations for fiscal year 1997 for these assets were not material. Management expects to sell or dispose of these assets within the next year.

NOTE 10 - CAPITAL STOCK

At March 31, 1997 and 1996, 15,172,402 and 15,592,108 shares, respectively, of
Common Stock were reserved for issuance in connection with the conversion of Series A $2.25 Cumulative Convertible Preferred Stock ("Series A Preferred Stock"), the exercise of stock options, awards of restricted stock under JRM's stock incentive plans and contributions to the Thrift Plan.

Series A Preferred Stock
-------------------------

At March 31, 1997 and 1996, 3,200,000 shares of Series A Preferred Stock were owned by International. Shares of Series A Preferred Stock have one vote per share and a liquidation preference of $50.00 per share. Dividends on Series A Preferred Stock are cumulative at the annual rate of $2.25 per share.

Each share of Series A Preferred Stock is redeemable for cash at the option of JRM, at any time through January 31, 2000 provided certain conditions are met, or anytime after January 31, 2000 at a price equal to $52.00 per share, plus accrued and unpaid dividends.

Each share of Series A Preferred Stock is convertible into 1.794 shares of Common Stock at any time after a call by JRM for redemption of any or all of the outstanding Series A Preferred Stock or at any time after January 31, 2000.

Series B Preferred Stock
------------------------

During fiscal year 1996, 458,382 shares of Series B Preferred Stock were converted into 1,065,193 shares of Common Stock and the remaining 250 shares were redeemed for cash.

NOTE 11 - STOCK PLANS

A total of 3,298,111 shares of Common Stock are available for grants to officers and key employees of options, and rights to purchase shares, under the Executive Long-Term

Incentive Compensation Plan at March 31, 1997. The Plan permits the grant of Nonqualified Stock Options, Incentive Stock Options, Stock Appreciation Rights, Restricted Stock, Performance Shares, and Performance Units. Options to purchase shares are granted at not less than 100% of the fair market value on the date of the grant, become exercisable at such time or times as determined when granted and expire ten years after the date of grant. Pursuant to the program, eligible employees may be granted rights to purchase shares of Common Stock at $1.00 per share subject to restrictions on transfer which lapse at such times and circumstances as specified when granted. Through March 31, 1997, a total of 112,940 rights (including 58,700 rights granted in fiscal year 1997 with a weighted average fair value of $23.78 per right) have been granted to purchase shares under the Executive Long-Term Compensation Plan.

A total of 94,600 shares of Common Stock are available for grants of options, and rights to purchase shares, to non-employee directors under the Nonemployee Director Stock Plan at March 31, 1997. Options to purchase 600, 200, and 200 shares will be granted on the first, second, and third years, respectively, of a Director's term at not less than 100% of the fair market value on the date of grant, are fully vested and exercisable on the date of grant and expire ten years after the date of the grant. Rights to purchase 300, 100 and 100 shares are granted on the first, second and third years, respectively, of a Director's term, at $1.00 per share, subject to restrictions on transfer which lapse at the end of such term. Through March 31, 1997, a total of 2,300 rights have been granted to purchase shares under the Nonemployee Director Stock Plan.

Under the 1995 Senior Management Stock Option Plan, senior management employees may be granted options to purchase shares of Common Stock. The total number of shares available for grant is determined by the Board of Directors from time to time. Options to purchase shares are granted at not less than 100% of the fair market value on the date of grant, become exercisable at such time or times as determined when granted, and expire ten years after the date of grant.

In the event of a change in control of JRM, all three programs have provisions that may cause restrictions to lapse and accelerate the exercisability of options outstanding.

JRM has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related Interpretations in accounting for its employee stock options, and not the fair value accounting provided for under SFAS No. 123, "Accounting for Stock-Based Compensation." Pro forma results assuming application of the fair value method of SFAS No. 123 to JRM's stock-based awards would not be materially different from those reported.

The following table summarizes activity for JRM's stock option plans (share data in thousands):


                                      1997                 1996                 1995
                               -------------------  -------------------  -------------------
                                         Weighted-            Weighted-            Weighted-
                                          Average              Average              Average
                                         Exercise             Exercise             Exercise
                               Options     Price    Options     Price    Options     Price
--------------------------------------------------------------------------------------------
Outstanding, April 1             1,092      $13.47    1,078      $ 9.46        -      $    -
Issued January 31, 1995 per
  the terms of the merger
  agreement (See Note 3)             -           -        -           -      898      $ 5.70
Granted                            276      $24.33      388      $16.76      243      $22.63
Exercised                         (297)     $ 9.56     (354)     $ 4.32      (63)     $ 6.81
Cancelled/forfeited                (32)     $18.91      (20)     $22.63        -           -
--------------------------------------------------------------------------------------------
Outstanding, March 31            1,039      $17.31    1,092      $13.47    1,078      $ 9.46
============================================================================================
Exercisable, March 31              490      $13.15      557      $ 8.77      835      $ 5.62
============================================================================================

The following tables summarize the range of exercise prices and the weighted average remaining contractual life of the options outstanding and the range of exercise prices for the options exercisable at March 31, 1997 (share data in thousands):


                    Options Outstanding
---------------------------------------------------------------------
                                       Weighted
                                       Average
                                      Remaining              Weighted
    Range of                         Contractual              Average
 Exercise Prices       Outstanding      Life           Exercise Price
---------------------------------------------------------------------
  $6.00 - $9.13             242          3.7                 $ 6.00
 $16.69 - $25.00            797          9.0                 $20.74
                          -----

 $6.00 - $25.00           1,039          7.8                 $17.31
                          =====

                   Options Exercisable
---------------------------------------------------------------------
                                                             Weighted
    Range of                                                  Average
 Exercise Prices         Exercisable                   Exercise Price
---------------------------------------------------------------------
  $6.00 - $9.13             242                              $ 6.00
 $16.69 - $25.00            248                              $20.12
                          -----

 $6.00 - $25.00             490                              $13.15
                          =====


Thrift Plan
-----------

Certain employees of JRM participate in the Thrift Plan for Employees of McDermott Incorporated and Participating Subsidiary and Affiliated Companies, which is a defined contribution plan maintained by a subsidiary of McDermott International. On June 5, 1995, a maximum of 5,000,000 of the authorized and unissued shares of JRM's Common Stock was reserved for possible issuance to be used as the JRM employer match for employee contributions to the Plan. Such employer contributions equal 50% of the first 6% of compensation, as defined in the Plan, contributed by participants, and fully vest and are non-forfeitable after five years of service or upon retirement, death, lay-off or approved disability. During fiscal years 1997 and 1996, 77,112 and 80,356 shares, respectively, were issued as employer contributions pursuant to the Plan. At March 31, 1997 and 1996, 4,842,532 and 4,919,644 shares, respectively, remained available for issuance.

NOTE 12 - CONTINGENCIES AND COMMITMENTS

Investigations - JRM and International are conducting an internal investigation, with the assistance of outside counsel, of allegations of wrongdoing by a limited number of former employees of JRM and International and by others. JRM and International notified the appropriate authorities in April 1997. In June 1997, International received a federal grand jury subpoena for documents relating principally to an investigation of possible anti-competitive activity in the heavy-lift barge service business of JRM and HeereMac. In July 1997, International received an informal request from the Securities and Exchange Commission for the voluntary production of documents. JRM and International are cooperating with the authorities. The allegations which are the subject of the internal investigation, if true, and the outcome of the grand jury proceedings, could result in civil and/or criminal liability. At this time, JRM and International do not have sufficient information to predict the ultimate outcome of this matter.

Litigation - JRM and certain of its officers, directors and subsidiaries are defendants in numerous legal proceedings. Management believes that the outcome of these proceedings will not have a material adverse effect upon the consolidated financial position of JRM.

Operating Leases - Future minimum payments required under operating leases that have initial or remaining noncancellable lease terms in excess of one year at March 31, 1997 are as follows: 1998 - $3,354,000; 1999 - $2,104,000; 2000 -
$807,000; 2001 -$708,000; 2002 - $534,000; and thereafter - $11,018,000. Total rental expense for fiscal years 1997, 1996 and 1995 was $67,990,000, $66,617,000, and $79,098,000, respectively. These expense figures include contingent rentals and are net of sublease income, both of which are not material.

Other - JRM maintains liability and property insurance that it considers normal in the industry. However, certain risks are either not insurable or insurance is available only at rates which JRM considers uneconomical.

Commitments for capital expenditures amounted to approximately $19,520,000 at March 31, 1997, all of which relates to fiscal year 1998.

JRM is contingently liable under standby letters of credit totaling $248,165,000 (including $46,249,000 issued on behalf of unconsolidated foreign joint ventures) at March 31, 1997, issued in the normal course of business. JRM has guaranteed $17,840,000 of loans to and $17,714,000 of standby letters of credit issued by certain unconsolidated foreign joint ventures of JRM at March 31, 1997.

NOTE 13 - FINANCIAL INSTRUMENTS WITH CONCENTRATIONS OF CREDIT RISK

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

JRM believes that its provision for possible losses on uncollectible accounts receivable is adequate for its credit loss exposure. At March 31, 1997 and 1996, the allowance for possible losses deducted from Accounts receivable-trade on the balance sheet was $3,634,000 and $584,000, respectively.

NOTE 14 - INVESTMENTS
The following is a summary of available-for-sale securities at March 31, 1997:


                                        Gross     Estimated
                           Amortized  Unrealized    Fair
                             Cost       Losses      Value
                           ---------  ----------  ---------
                                    (In thousands)
Debt securities:
  Obligations of U.S.
    government agencies    $ 55,552    $   36     $ 55,516
  Other debt securities      61,150         -       61,150
----------------------------------------------------------
    Total debt securities   116,702        36      116,666
----------------------------------------------------------
Equity securities             2,009     1,015          994
----------------------------------------------------------
Total                      $118,711    $1,051     $117,660
==========================================================


The amortized cost and estimated fair value amounts of debt securities above include $41,150,000 in other debt securities which are reported as cash equivalents.

Proceeds and gross realized gains on sales of available-for-sale securities were approximately $4,589,000 and $20,000, respectively, for fiscal year 1997. At March 31, 1997, all of JRM's available-for-sale debt securities were due in one year or less.

NOTE 15 - DERIVATIVE FINANCIAL INSTRUMENTS

JRM operates internationally, giving rise to exposure to market risks from changes in foreign exchange rates. Derivative financial instruments, primarily forward exchange contracts, are utilized to reduce those risks. JRM does not hold or issue financial instruments for trading purposes.

Forward exchange contracts are entered into primarily as hedges of certain firm purchase and sale commitments denominated in foreign currencies. At March 31, 1997, JRM had forward exchange contracts to purchase $66,969,000 in foreign currencies (primarily Pound Sterling), and to sell $257,000 in foreign currencies (primarily Singapore Dollars), at varying maturities through fiscal year 1998. At March 31, 1996, JRM had forward exchange contracts to purchase $6,766,000 in foreign currencies (primarily Pound Sterling), and to sell $59,690,000 in foreign currencies (primarily Dutch Guilders, Saudi Riyals and Pound Sterling), at varying maturities through fiscal year 1997.

Deferred realized and unrealized gains and losses from hedging firm purchase and sale commitments are included on a net basis in the balance sheet as a component of either other current assets or accrued liabilities. They are recognized as part of the purchase or sale transaction when it is recognized, or as other gains or losses when a hedged transaction is no longer expected to occur. At March 31, 1997 and 1996, JRM had deferred gains of $2,127,000 and $123,000, respectively, and deferred losses of $46,000 and $18,000, respectively, related to forward exchange contracts which will primarily be recognized in accordance with the percentage of completion method of accounting.

JRM is exposed to credit-related losses in the event of nonperformance by counterparties to derivative financial instruments, but it does not anticipate nonperformance by any of the counterparties. The amount of such exposure is generally the unrealized gains in such contracts.

NOTE 16 - FAIR VALUES OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used by JRM in estimating its fair value disclosures for financial instruments:

Cash and cash equivalents: The carrying amounts reported in the balance sheet for cash and cash equivalents approximate their fair values.

Investment securities: The fair values of investments are estimated based on quoted market prices. For investments for which there are no quoted market prices, fair values are derived from available yield curves for investments of similar quality and terms. The carrying amounts for investments are their estimated fair values (see Note 14).

Note receivable from an unconsolidated affiliate: It was not practicable to estimate the fair value of JRM's 7.75% Note Receivable from the HeereMac joint venture because there are no quoted market prices and the time of its settlement cannot yet be determined.

Long and short-term debt: The fair values of debt instruments are based on quoted market prices or where quoted prices are not available, on the present value of cash flows discounted at estimated borrowing rates for similar debt instruments or on estimated prices based on current yields for debt issues of similar quality and terms. At March 31, 1997 and 1996, JRM had total debt (excluding capitalized leases and notes payable to McDermott International) with carrying values of $369,262,000 and $194,264,000 and fair values of $387,322,000 and $207,700,000, respectively.

Note payable to McDermott International: The fair value of JRM's note payable to McDermott International was calculated using estimated prices based on current yields for debt issues of similar quality and terms. At March 31, 1996, JRM's note payable to McDermott International had a carrying value of $231,000,000 which approximated fair value.

Foreign currency exchange contracts: The fair values of foreign currency forward exchange contracts are estimated by obtaining quotes from brokers. JRM had net forward exchange contracts to purchase foreign currencies with notional values of $66,712,000 and fair values of $67,107,000 at March 31, 1997 and to sell foreign currencies with notional values of $52,924,000 and fair values of $50,022,000, at March 31, 1996.

NOTE 17 - SEGMENT REPORTING

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

JRM does not believe it is dependent on any one customer. Sales to major customers that exceeded 10% of revenues were: 1997--customer A $235,590,000 (17%), customer B $153,274,000 (11%); 1996--customer A $190,000,000 (15%), customer B $198,453,000 (16%); and 1995--customer A $118,820,000 (11%).

At March 31, 1997 and 1996 receivables of $4,388,000 and $6,824,000, respectively, were due from minority shareholders participating in JRM's consolidated joint ventures, primarily ETPM S.A. In fiscal years 1997, 1996 and 1995 equipment charters and overhead expenses of $3,995,000, $4,118,000 and $4,938,000, respectively, were charged by ETPM S.A. to the McDermott-ETPM joint venture.

Information about JRM's Operations in Different Geographic Areas.

                                                             1997         1996         1995
                                                           --------     --------     --------
                                                                     (In thousands)
REVENUES/(1)/
-------------
United States                                            $  563,809     $  392,290    $  349,186
Europe and West Africa                                      377,631        483,317       322,817
Middle East                                                 196,285        142,931       129,010
Far East                                                    222,427        206,629       326,307
Other Foreign (including transfer eliminations)               7,435          2,674             -
------------------------------------------------------------------------------------------------
  Total Revenues                                         $1,367,587     $1,227,841    $1,127,320
================================================================================================

OPERATING INCOME
----------------
Operating Income (Loss) by Geographic Area/(2)/:
 United States                                           $    9,797     $   11,285    $   (6,977)
 Europe and West Africa                                      (1,193)        25,756        24,024
 Middle East                                                  3,908           (886)       18,038
 Far East                                                    (4,969)         2,062        38,931
 Other Foreign/(3)/                                          34,202          1,126        (1,478)
------------------------------------------------------------------------------------------------
  Total Operating Income by Geographic Area                  41,745         39,343        72,538
------------------------------------------------------------------------------------------------
Total Equity in Income (Loss) of Investees                   (8,064)         9,124        22,857
------------------------------------------------------------------------------------------------
General Corporate Expenses/ (2)/                            (16,610)       (12,014)      (11,406)
------------------------------------------------------------------------------------------------
  Total Operating Income                                 $   17,071     $   36,453    $   83,989
================================================================================================
IDENTIFIABLE ASSETS
  United States                                          $  468,410     $  448,397    $  312,131
  Europe and West Africa                                    439,781        541,361       609,618
  Middle East                                               153,208        141,568       206,463
  Far East                                                  188,937        237,820       271,233
  Other Foreign                                              26,079         12,715             -
  Corporate                                                 183,253        155,884        82,817
------------------------------------------------------------------------------------------------
  Total                                                  $1,459,668     $1,537,745    $1,482,262
================================================================================================

/(1)/ Net of inter-geographic area revenues in fiscal years 1997, 1996 and 1995 as follows: United States -$15,138,000, $23,426,000 and $4,820,000; Europe
      and West Africa - $1,139,000, $1,058,000 and $5,074,000; Middle East -
      $1,265,000, $14,589,000 and $36,802,000; Far East - $680,000, $477,000 and
      $341,000; and Other Foreign -$3,666,000, $11,022,000 and $26,259,000.
/(2)/ Fiscal years 1996 and 1995 have been restated to conform to the 1997 presentation which includes gains and losses on asset disposals and impairments in Operating Income. This restatement increased Operating Income by Geographic Area and Total Operating Income by $6,191,000 and $5,572,000 in fiscal years 1996 and 1995, respectively, from amounts previously reported.
/(3)/ Includes a gain on the sale of two derrick barges of $30,232,000 in fiscal year 1997.

NOTE 18 - QUARTERLY FINANCIAL DATA (UNAUDITED)

The following tables set forth selected unaudited quarterly financial information for the fiscal years ended March 31,1997 and 1996. Operating income
(loss) includes gains and losses on asset disposals and impairments to conform with the presentation in the Consolidated Statement of Income (Loss).



                                                      1997
                                                      ----
                                                  QUARTER ENDED
                                  JUNE 30,     SEPT. 30,    DEC. 31,   MARCH 31,
                                   1996          1996        1996        1997
                                   ----          ----        ----        ----
                                                   (In thousands)

Revenues                        $ 389,189     $ 368,055   $ 316,899   $ 293,444
Operating income (loss)            12,807           907      48,443     (45,086)
Net income (loss)                   5,635       (12,637)     38,857     (43,681)

Primary and Fully Diluted
Earnings (Loss) per Share            0.09         (0.36)       0.83       (1.12)


Quarterly results have been restated to reflect the discontinuance of the equity method for JRM's investment in HeereMac. This restatement reduced operating income by $7,894,000 and $26,388,000 and net income by $6,798,000 ($0.17 per share) and $25,308,000 ($0.63 per share) for the quarters ended June 30 and September 30, respectively, and increased operating income by $10,052,000 and net income by $11,307,000 ($0.24 per share) for the quarter ended December 31. Pretax results for the quarter ended December 31, 1996 include gains on asset disposals of $42,128,000, including realization of $12,271,000 of the deferred gain on the sale of major marine vessels to HeereMac, and favorable workers' compensation adjustments of $5,693,000. Pretax results for the quarter ended March 31, 1997 include gains on asset disposals of $17,220,000, asset impairment losses of $31,390,000 and a $4,889,000 provision for employee severance costs.


                                                      1996
                                                      ----
                                                  QUARTER ENDED
                                  JUNE 30,     SEPT. 30,    DEC. 31,   MARCH 31,
                                   1995          1995        1995        1996
                                   ----          ----        ----        ----
                                                   (In thousands)

Revenues                        $ 311,803     $ 355,957   $ 272,236   $ 287,845
Operating income (loss)            13,357        20,294      17,836     (15,034)
Net income (loss)                   3,267         9,099       6,110     (18,289)

Primary and Fully Diluted
Earnings (Loss) per Share            0.03          0.18        0.11       (0.50)

Item 9.  DISAGREEMENTS WITH AUDITORS ON ACCOUNTING AND FINANCIAL DISCLOSURE



                                      None

                                P A R T   I I I


Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by this item with respect to directors and executive officers is incorporated by reference to the material appearing under the headings "Election of Directors" and "Executive Officers" in JRM's Proxy Statement for the 1997 Annual Meeting of Stockholders.


Item 11.  EXECUTIVE COMPENSATION

Information required by this item is incorporated by reference to the material appearing under the heading "Compensation of Executive Officers" in JRM's Proxy Statement for the 1997 Annual Meeting of Stockholders.


Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required by this item is incorporated by reference to the material appearing under the headings "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Directors and Executive Officers" in JRM's Proxy Statement for the 1997 Annual Meeting of Stockholders.


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this item is incorporated by reference to the material appearing under the heading "Certain Transactions" in JRM's Proxy Statement for the 1997 Annual Meeting of Stockholders.

                                 P A R T   I V

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORT ON FORM 8-K

   (a) The following documents are filed as part of this Annual Report or incorporated by reference:

       1. CONSOLIDATED FINANCIAL STATEMENTS

          Report of Independent Auditors

          Consolidated Balance Sheet
            March 31, 1997 and 1996

          Consolidated Statement of Income (Loss) for the
            Three Fiscal Years ended March 31, 1997

          Consolidated Statement of Equity for the Three Fiscal Years ended March 31, 1997

          Consolidated Statement of Cash Flows
            for the Three Fiscal Years Ended March 31, 1997

          Notes to Consolidated Financial Statements for the Three Fiscal Years Ended March 31, 1997

       2. CONSOLIDATED FINANCIAL SCHEDULES

          All required schedules will be filed by amendment to this Form 10-K on Form 10-K/A.


       3. EXHIBITS

          Exhibit No.                    Description
          -----------                    -----------

            2.1 Agreement and Plan of Merger dated as of June 2, 1994 (as amended) by and among J. Ray McDermott, S.A., McDermott International, Inc., MCB I, Inc. and Offshore Pipelines, Inc. /(1)/

            3.1 Certificate of Incorporation of J.Ray McDermott, S.A. including Resolutions of J. Ray McDermott, S.A. containing the Designation of Rights, Preferences and Privilege of Series A Preferred Stock. /(1)/

            3.2    Amended and Restated Bylaws of J. Ray McDermott, S.A. /(4)/

            4.1    Form of Common Stock Certificate. /(1)/

                   JRM is a party to long-term debt instruments under which the total amount of securities authorized does not exceed 10% of the total assets of JRM and its subsidiaries on a consolidated basis. Pursuant to paragraph 4(iii)(A) of Item 601(b) of Regulation S-X, JRM agrees to furnish a copy of such instruments to the Commission upon request.

            10.1 Contribution and Sale Agreement dated as of August 16, 1994, between J. Ray McDermott, S.A. and McDermott International, Inc. /(1)/

            10.2 Services Agreement dated as of August 16, 1994, between J. Ray McDermott, S.A. and McDermott International, Inc. /(1)/

            10.3 Letter Agreement between J. Ray McDermott, S.A. and McDermott International, Inc. /(1)/

            10.4* Form of Noncompetition Agreements between J. Ray McDermott, S.A., J. Ray McDermott Holdings, Inc. (formerly MCB I, Inc.) and Frank C. Wade. /(1)/

            10.5* Form of Noncompetition Agreement between J. Ray McDermott, S.A., and Mike H. Lam. /(1)/

            10.6* Form of Employment and Noncompetition Agreement between J. Ray McDermott, S.A., and Richard R. Foreman. /(1)/

            10.7* Form of Employment and Noncompetition Agreement between J. Ray McDermott, S.A., and Don W. Wilson. /(1)/

            10.8* Form of Deferred Compensation Agreement between Offshore Pipelines, Inc (as assumed by a subsidiary of J. Ray McDermott, S.A.) and Richard R. Foreman and Mike H. Lam. /(2)/

            10.9* Form of Contingent Severance Agreements (as assumed by a subsidiary of J. Ray McDermott, S.A.). /(3)/

            10.10* Offshore Pipelines, Inc. Incentive Compensation Program.
                   /(3)/

            10.11* J. Ray McDermott, S.A. Senior Management Stock Option Plan.

            10.12* J. Ray McDermott, S.A. Nonemployee Director Stock Plan. /(1)/

            10.13* J. Ray McDermott, S.A. Restated Short-Term Incentive
                   Compensation Plan. /(5)/

            10.14* J. Ray McDermott, S.A. Restated Executive Long-Term
                   Incentive Compensation Plan./(5)/

            10.15 Indenture, dated as of July 2, 1992, among Offshore Pipelines, Inc. (now J. Ray McDermott, Holdings, Inc.) and affiliated entities and NationsBank of Texas, N.A., pertaining to the 12 7/8 % Guaranteed Senior Notes due July 15, 2002. /(1)/

            10.16 Registration Rights Agreement between J. Ray McDermott, S.A. and McDermott International, Inc. /(1)/

            11     Statement Re Computation of Per Share Loss

            21     Significant Subsidiaries of J. Ray McDermott, S.A.

            23     Consent of  Independent Auditors

            27     Financial Data Schedule
 ------------
* Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to the requirements of Item 14(c) of Form 10-K.

/(1)/ Incorporated by reference to the Exhibits from the Registration Statement on Form S-4, as amended, of J. Ray McDermott, S.A. (Registration No. 33-87592).

/(2)/ Incorporated by reference to the Exhibits from the Annual Report on Form
      10-K of Offshore Pipelines, Inc. filed with the Commission on October 29, 1992.

/(3)/ Incorporated by reference to the Exhibits from the Registration Statement on Form S-1, as amended, of Offshore Pipelines, Inc. (Registration No. 33-59958).

/(4)/ Incorporated by reference to Exhibit 3.2 of J. Ray McDermott, S.A.'s
      Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.

/(5)/ Incorporated by reference to the Appendices to J. Ray McDermott, S.A.'s
      Proxy Statement for its Annual Meeting of Stockholders held on August 2, 1996 as filed with the Commission under a Schedule 14A.

                                FORM 8-K REPORTS

There were no reports on Form 8-K filed during the three months ended March 31, 1997.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         J. RAY McDERMOTT, S.A.


July 10, 1997                              /s/Roger E. Tetrault
                                           -------------------------------
                                       By: Roger E.Tetrault
                                           Chairman of the Board and Chief
                                           Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature                                  Title
---------                                  -----


/s/ Roger E. Tetrault *                    Chairman of the Board,
---------------------------                Chief Executive Officer,
Roger E. Tetrault                          and Director
                                           (Principal Executive Officer)

/s/ Daniel R. Gaubert                      Vice President,
---------------------------                Finance
Daniel R. Gaubert                          (Principal Financial and
                                           Accounting Officer)

/s/ Rick L. Burdick *                      Director
---------------------------
Rick L. Burdick


/s/ Cedric E. Ritchie *                    Director
---------------------------
Cedric E. Ritchie


/s/ Richard E. Woolbert *                  Director
---------------------------
Richard E. Woolbert

*Constitutes a majority of the Board of Directors of J. Ray McDermott, S.A.

July 10, 1997

                               INDEX TO EXHIBITS

                                                                                              Sequentially
                                                                                                Numbered
Exhibit No.                      Description                                                      Pages
-----------                      -----------                                                      -----
    2.1           Agreement and Plan of Merger dated as of June 2, 1994 (as amended) by and among J. Ray McDermott, S.A., McDermott International, Inc., MCB I, Inc.
                  and Offshore Pipelines, Inc. /(1)/

    3.1           Certificate of Incorporation of J.Ray McDermott, S.A. including
                  Resolutions of J. Ray McDermott, S.A. containing  the Designation of
                  Rights, Preferences and Privilege of Series A Preferred Stock./(1)/

    3.2           Amended and Restated Bylaws of J. Ray McDermott, S.A. /(4)/

    4.1           Form of Common Stock Certificate. /(1)/

 JRM is a party to long-term debt instruments under which the total amount of securities authorized does not exceed 10% of the total assets of JRM and its subsidiaries on a consolidated basis. Pursuant to paragraph 4(iii)(A) of Item 601(b) of Regulation S-X, JRM agrees to furnish a copy of such instruments to the Commission upon request.

   10.1           Contribution and Sale Agreement dated as of August 16, 1994, between J.
                  Ray McDermott, S.A. and McDermott International, Inc. /(1)/

   10.2           Services Agreement dated as of August 16, 1994, between J. Ray McDermott,
                  S.A. and McDermott International, Inc. /(1)/

   10.3           Letter Agreement between J. Ray McDermott, S.A. and McDermott
                  International, Inc. /(1)/

   10.4*          Form of Noncompetition Agreements between J. Ray McDermott, S.A., J. Ray
                  McDermott Holdings, Inc. (formerly MCB I, Inc.) and Frank C. Wade. /(1)/

   10.5*          Form of Noncompetition Agreement between J. Ray McDermott, S.A., and Mike
                  H. Lam. /(1)/

   10.6*          Form of Employment and Noncompetition Agreement between J. Ray McDermott,
                  S.A., and Richard R. Foreman. /(1)/

   10.7*          Form of Employment and Noncompetition Agreement between J. Ray McDermott,
                  S.A., and Don W. Wilson. /(1)/

    10.8*         Form of Deferred Compensation Agreement between Offshore Pipelines, Inc
                  (as assumed by a subsidiary of J. Ray McDermott, S.A.) and Richard R.
                  Foreman and Mike H. Lam. /(2)/

    10.9*         Form of Contingent Severance Agreements (as assumed by a subsidiary of J.
                  Ray McDermott, S.A.). /(3)/

    10.10*        Offshore Pipelines, Inc. Incentive Compensation Program. /(3)/

    10.11*        J. Ray McDermott, S.A. Senior Management Stock Option Plan.

    10.12*        J. Ray McDermott, S.A. Nonemployee Director Stock Plan. /(1)/

    10.13*        J. Ray McDermott, S.A. Short-Term Incentive Compensation Plan./(5)/

    10.14*        J. Ray McDermott, S.A. Executive Long-Term Incentive Compensation
                  Plan./(5)/

    10.15         Indenture, dated as of July 2, 1992, among Offshore Pipelines, Inc. (now
                  J. Ray McDermott Holdings, Inc.) and affiliated entities and NationsBank of Texas, N.A., pertaining to the 12 7/8 % Guaranteed Senior Notes due
                  July 15, 2002. /(1)/

    10.16         Indenture between J. Ray McDermott, S.A. and NationsBank of Texas, N.A.
                  pertaining to the 9% Convertible Subordinated Debentures due July 15,
                  2007. /(1)/

    10.17         Registration Rights Agreement between J. Ray McDermott, S.A. and
                  McDermott International, Inc./ (1)/

    11            Statement Re Computation of Per Share Loss

    21            Significant Subsidiaries of J. Ray McDermott, S.A.

    23            Consent of  Independent Auditors

    27            Financial Data Schedule

---------------
  * Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to the requirements of Item 14(c) of Form 10-K.

/(1)/ Incorporated by reference to the Exhibits from the Registration Statement on Form S-4, as amended, of J. Ray McDermott, S.A. (Registration No. 33-87592).

/(2)/ Incorporated by reference to the Exhibits from the Annual Report on Form
      10-K of Offshore Pipelines, Inc. filed with the Commission on October 29, 1992.

/(3)/ Incorporated by reference to the Exhibits from the Registration Statement on Form S-1, as amended, of Offshore Pipelines, Inc. (Registration No. 33-59958).

/(4)/ Incorporated by reference to Exhibit 3.2 of J. Ray McDermott, S.A.'s
      Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.

/(5)/ Incorporated by reference to the Appendices to J. Ray McDermott, S.A.'s
      Proxy Statement for its Annual Meeting of Stockholders held on August 2, 1996 as filed with the Commission under a Schedule 14A.

                                FORM 8-K REPORTS

(b) There were no current reports on Form 8-K filed during the three months ended March 31, 1997.