Form 10-K/A
period 1997-03-31
MCDERMOTT J RAY SA
filed 1997-07-29
CIK 934590

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              F O R M  1 0 - K/A-1

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934 (FEE REQUIRED)
                   For the fiscal year ended March 31, 1997

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934 (NO FEE REQUIRED)

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


                                YES  X      NO
                                    ---        ---


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

Exhibit Index
-------------

   23 Consent of Independent Auditors

   99 McDermott-ETPM West, Inc. Combined Financial Statements for the
      Years Ended March 31, 1997, 1996 and 1995.



All schedules other than the above have been omitted because they are not required or the information is included in the Consolidated Financial Statements or Notes thereto.

                         REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Stockholders
J. Ray McDermott, S.A.

We have audited the consolidated financial statements of J. Ray McDermott, S.A. as of March 31, 1997 and 1996, and for each of the three years in the period ended March 31, 1997, and have issued our report thereon dated July 10, 1997. Our audits also included the financial statement schedule listed in the Index to Financial Statement Schedules and Exhibits in this Form 10-K/A-1. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                     ERNST & YOUNG LLP


New Orleans, Louisiana
July 10, 1997

                                                                      Schedule I

                             J. RAY McDERMOTT, S.A.
                             (PARENT COMPANY ONLY)
                                 BALANCE SHEET
                            MARCH 31, 1997 AND 1996


ASSETS
------                                                1997        1996
                                                      ----        ----
                                                       (In thousands)

Current Assets:
 Cash and cash equivalents                          $ 28,195    $ 58,077
 Short term investments in debt securities            45,344           -
 Accounts receivable - trade                             172       2,656
 Accounts receivable - other                          16,024      12,437
 Accounts receivable from McDermott International      1,418           -
 Accounts receivable from subsidiaries                66,097      84,038
 Contracts in progress                                 1,637       1,280
 Other current assets                                    909           -
                                                    --------    --------
     Total Current Assets                            159,796     158,488
                                                    --------    --------
Investments in Subsidiaries and
  Other Investees, at Equity                         504,063     525,095
                                                    --------    --------
Property, Plant and Equipment, at Cost:
  Buildings                                            8,080       8,066
  Machinery and equipment                             47,021      52,924
  Property under construction                            224       4,160
                                                    --------    --------
                                                      55,325      65,150

  Less accumulated depreciation                       46,857      51,462
                                                    --------    --------
     Net Property, Plant and Equipment                 8,468      13,688
                                                    --------    --------
Notes Receivable from Subsidiaries                   125,860     155,149
                                                    --------    --------
Other Assets                                          46,240      39,573
                                                    --------    --------
     TOTAL                                          $844,427    $891,993
                                                    ========    ========

See accompanying notes to condensed financial information.

                                                                      Schedule I


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
                                                        1997          1996
                                                        ----          ----
                                                          (In thousands)

Current Liabilities:
 Accounts payable                                    $  3,072       $  5,821
 Accounts payable to McDermott International                -         19,134
 Accrued liabilities - other                           27,785         25,171
 Advance billings on contracts                          1,768          1,605
 Income taxes                                           1,785          2,288
                                                     --------       --------
     Total Current Liabilities                         34,410         54,019
                                                     --------       --------
Long-Term Debt                                        244,610              -
                                                     --------       --------
Note Payable to McDermott International                     -        231,000
                                                     --------       --------
Notes Payable to Subsidiaries                           2,042         28,614
                                                     --------       --------
Deferred and Non-Current Income Taxes                  13,788          9,853
                                                     --------       --------
Other Liabilities                                      13,619         14,610
                                                     --------       --------
Contingencies

Stockholders' Equity:
  Preferred stock                                          32             32
  Common stock                                            406            402
  Capital in excess of par value                      590,263        581,609
  Deficit                                             (33,463)       (14,576)
  Currency translation adjustments                    (21,280)       (13,570)
                                                     --------       --------
     Total Stockholders' Equity                       535,958        553,897
                                                     --------       --------
     TOTAL                                           $844,427       $891,993
                                                     ========       ========

                                                                      Schedule I

                             J. RAY McDERMOTT, S.A.
                             (PARENT COMPANY ONLY)
                           STATEMENT OF INCOME (LOSS)
                FOR THE THREE FISCAL YEARS ENDED MARCH 31, 1997


                                             1997        1996       1995
                                             ----        ----       ----

Revenues                                   $  9,248    $ 24,002   $ 74,247
                                           --------    --------   --------
Costs and Expenses:
 Cost of operations (excluding
   depreciation and amortization)             1,563       5,685     74,981
 Depreciation and amortization                5,495       5,678      3,045
 Selling, general and administrative
   expenses                                  20,396      27,401     15,111
                                           --------    --------   --------
                                             27,454      38,764     93,137
                                           --------    --------   --------
Gain on Asset Disposals - Net                   335         171      8,317
                                           --------    --------   --------
Operating Loss before Equity in
 Income of Investees                        (17,871)    (14,591)   (10,573)

Equity in Income of Subsidiaries
 and Other Investees                         30,463      29,877     73,860
                                           --------    --------   --------
 Operating Income                            12,592      15,286     63,287
                                           --------    --------   --------
Other Income (Expense):
 Interest income                              3,825      17,749      7,988
 Interest expense                           (24,160)    (28,533)    (6,734)
 Other - net                                   (778)     (4,064)    (1,144)
                                           --------    --------   --------
                                            (21,113)    (14,848)       110
                                           --------    --------   --------
Income (Loss) before Provision for
 Income Taxes and Cumulative Effect of
 Accounting Change                           (8,521)        438     63,397

Provision for Income Taxes                    3,305         251      2,697
                                           --------    --------   --------
Income (Loss) before Cumulative Effect of
 Accounting Change                          (11,826)        187     60,700
Cumulative Effect of Accounting Change            -           -     (1,326)
                                           --------    --------   --------
Net Income (Loss)                          $(11,826)   $    187   $ 59,374
                                           ========    ========   ========

See accompanying notes to condensed financial information

                                                                      Schedule I

                             J. RAY McDERMOTT, S.A.
                             (PARENT COMPANY ONLY)
                            STATEMENT OF CASH FLOWS
                FOR THE THREE FISCAL YEARS ENDED MARCH 31, 1997

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS


                                               1997        1996        1995
                                               ----        ----        ----
                                                      (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income                                  $(11,826)    $    187    $ 59,374
                                            --------     --------    --------
Adjustments to reconcile net income to
 net cash provided by (used in) operating
 activities:
   Depreciation and
    amortization                               5,495        5,678       3,045
   Equity in income of subsidiaries and
     other investees, less dividends         (29,618)     (15,787)    (73,860)
   Gain on asset disposals - net                (335)        (171)     (8,317)
   Benefit from deferred taxes                     -          (17)       (149)
   Other                                           -            -       1,303
   Changes in assets and liabilities:
      Net contracts in progress and
       advance billings                         (194)       6,341      21,740
      Accounts and notes receivable           56,601       50,314       4,600
      Accounts payable                       (21,883)     (58,791)     42,980
      Income taxes                             3,432       (5,943)      5,138
      Other, net                              (2,777)          385       1,930
                                            --------     --------    --------

NET CASH PROVIDED BY (USED IN)
  OPERATING ACTIVITIES                        (1,105)     (17,804)     57,784
                                            --------     --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from asset disposals                    340          325          26
Purchases of property, plant and equipment      (213)      (2,121)     (3,153)
Purchases of short-term investments - net     (45,344)          -           -
Decrease in loans to subsidiaries              32,131     127,438           -
Other                                             137        (452)       (375)
                                             --------    --------    --------

NET CASH PROVIDED BY (USED IN)
  INVESTING ACTIVITIES                        (12,949)    125,190      (3,502)
                                             --------    --------    --------

                                                                       CONTINUED

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS


                                             1997        1996        1995
                                             ----        ----        ----
                                                     (In thousands)

CASH FLOWS FROM FINANCING
 ACTIVITIES:

Issuance of long-term debt                 $ 244,375    $      -      $      -
Issuance of common stock                       4,569       4,197           430
Decrease in notes payable to
  McDermott International                   (231,000)    (20,542)            -
Distributions to McDermott International           -           -       (46,249)
Decrease in notes payable to subsidiaries    (26,572)    (36,807)            _
Dividends paid                                (7,200)     (7,928)         (900)
Other                                              -          (5)            -
                                           ---------    --------      --------

NET CASH PROVIDED BY (USED IN) FINANCING
 ACTIVITIES                                  (15,828)    (61,085)      (46,719)
                                           ---------    --------      --------

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                (29,882)     46,301         7,563
                                           ---------    --------      --------

CASH AND CASH EQUIVALENTS AT BEGINNING
 OF YEAR                                      58,077      11,776         4,213
                                           ---------    --------      --------

CASH AND CASH EQUIVALENTS AT END
 OF YEAR                                   $  28,195    $ 58,077      $ 11,776
                                           =========    ========      ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for:
 Interest, including intercompany
  interest (net of amount capitalized)     $  20,143    $ 29,030      $  5,380
 Income taxes, net of refunds              $      50    $  1,138      $    821
                                           =========    ========      ========

See accompanying notes to condensed financial information.

                                                                      SCHEDULE I


                            J. RAY McDERMOTT, S.A.
                             (PARENT COMPANY ONLY)
                   NOTES TO CONDENSED FINANCIAL INFORMATION
                FOR THE THREE FISCAL YEARS ENDED MARCH 31, 1997



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

NOTE 2 - LONG-TERM DEBT

Long-Term Debt Consists of:               1997        1996
                                          ----        ----
9.375% Senior Subordinated Notes Due
 2006 ($250,000,000 principal
 amount, unsecured)                     $244,610    $      -
                                        ========    ========


NOTE 3 - CONTINGENCIES

J. Ray McDermott, S.A. is contingently liable under standby letters of credit totaling $246,373,000 at March 31, 1997 issued in the normal course of business.

J. Ray McDermott, S.A. has guaranteed the indebtedness of certain of its subsidiaries and other investees. At March 31, 1997, these guarantees included $41,698,000 of loans to and $17,714,000 of standby letters of credit issued by certain subsidiaries and other investees.


NOTE 4 - DIVIDENDS RECEIVED

J. Ray McDermott, S.A. received dividends from its consolidated subsidiaries of $845,000 and $14,090,000, for the fiscal years ended March 31, 1997 and 1996, respectively.

                          SIGNATURE OF THE REGISTRANT


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.



                                              J. RAY McDERMOTT, S.A.
                                           ---------------------------
                                                  (REGISTRANT)



                                           By: /s/
                                               ----------------------------
                                               Daniel R. Gaubert
                                               Vice President, Finance
                                               (Principal Financial and
                                               Accounting Officer)


July 24, 1997

                                 EXHIBIT INDEX

   Exhibit
   Number
   -------

   23  Consent of Independent Auditors

   99 McDermott-ETPM West, Inc. Combined Financial Statements for the Years Ended March 31, 1997, 1996 and 1995