Form 10-Q
period 1997-06-30
MCDERMOTT J RAY SA
filed 1997-08-07
CIK 934590

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C.  20549

                                  FORM 10 - Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the period ended June 30, 1997

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from ______________ to ______________

Commission File No. 1-13570

                             J. RAY McDERMOTT, S.A.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           REPUBLIC OF PANAMA                               72-1278896
-------------------------------------------------------------------------------
      (State or other Jurisdiction                       (I.R.S. Employer
    of Incorporation or Organization)                   Identification No.)

1450 Poydras Street, New Orleans, Louisiana                 70112-6050
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

                               Yes  [X]  No [ ]

The number of shares of Common Stock, par value $.01 per share, outstanding as of July 25, 1997 was 40,947,268.

                            J. RAY McDERMOTT, S.A.

                          I N D E X - F O R M 10 - Q
                          --------------------------


                                                             PAGE
                                                             ----

PART I - FINANCIAL INFORMATION
------------------------------

   Item 1 -  Condensed Consolidated Financial Statements

     Condensed Consolidated Balance Sheet
       June 30, 1997 and March 31, 1997                          4


     Condensed Consolidated Statement of Income
       Three Months Ended June 30, 1997 and 1996                 6


     Condensed Consolidated Statement of Cash Flows
       Three Months Ended June 30, 1997 and 1996                 8


     Notes to Condensed Consolidated Financial Statements       10


   Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations          11

PART II - OTHER INFORMATION
---------------------------


   Item 6 - Exhibits and Reports on Form 8-K                    17


SIGNATURES                                                      18

Exhibit 11 -    Calculation of Earnings Per Common
                and Common Equivalent Share                     20

Exhibit 27 -    Financial Data Schedule                         21

                                    PART I

                            J. RAY McDERMOTT, S.A.



                             FINANCIAL INFORMATION
                             ---------------------



Item 1.   Condensed Consolidated Financial Statements

                            J. RAY McDERMOTT, S.A.
                     CONDENSED CONSOLIDATED BALANCE SHEET
                                 JUNE 30, 1997

                                    ASSETS

                                                     6/30/97     3/31/97
                                                    --------    --------
                                                        (Unaudited)
                                                       (In thousands)
Current Assets:
  Cash and cash equivalents                         $201,242   $  134,948
  Short-term investments in debt securities           76,296       75,516
  Accounts receivable-trade                          266,384      261,621
  Accounts receivable-unconsolidated
      affiliates                                      50,711       58,324
  Accounts receivable-other                           37,947       32,113
  Contracts in progress                               85,744       81,900
  Other current assets                                27,591       23,972
--------------------------------------------------------------------------
  Total Current Assets                               745,915      668,394
--------------------------------------------------------------------------

Property, Plant and Equipment, at Cost:            1,183,443    1,173,001
 Less accumulated depreciation                       835,331      816,271
--------------------------------------------------------------------------

  Net Property, Plant and Equipment                  348,112      356,730
--------------------------------------------------------------------------

Excess of Cost Over Fair Value of Net Assets
 of Purchased Businesses Less Accumulated
 Amortization of $58,255,000 at June 30, 1997
 and $52,405,000 at March 31, 1997                   290,544      296,394
--------------------------------------------------------------------------

Investment in Unconsolidated Affiliates               85,204       81,981
--------------------------------------------------------------------------

Other Assets                                          50,025       56,169
--------------------------------------------------------------------------

   TOTAL                                          $1,519,800   $1,459,668
==========================================================================

See accompanying notes to condensed consolidated financial statements.

                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                                       6/30/97       3/31/97
                                                       -------       -------
                                                     (Unaudited)
                                                          (In thousands)
Current Liabilities:
  Notes payable and current
        maturities of long-term debt                  $   97,801     $  109,095
  Accounts payable                                       155,777        144,388
  Accrued contract costs                                  73,750         63,586
  Accrued liabilities - other                            126,731        110,366
  Advance billings on contracts                          121,275         86,542
  U.S. and foreign income taxes                           28,374         22,282
--------------------------------------------------------------------------------

  Total Current Liabilities                              603,708        536,259
--------------------------------------------------------------------------------

Long-Term Debt                                           271,223        273,443
--------------------------------------------------------------------------------

Deferred and Non-Current Income Taxes                     40,989         42,556
--------------------------------------------------------------------------------

Other Liabilities                                         73,488         71,452
--------------------------------------------------------------------------------

Contingencies
--------------------------------------------------------------------------------
Stockholders' Equity:
  Preferred stock, authorized 10,000,000 shares;
    outstanding 3,200,000 Series A $2.25 cumulative
    convertible, par value $0.01 per share,
    (liquidation preference $160,000,000)                     32             32
  Common stock, par value $0.01 per share,
   authorized 60,000,000 shares; outstanding
   40,905,888 at June 30, 1997 and
   40,617,792 at March 31, 1997                              409            406
  Capital in excess of par value                         594,827        590,263
  Deficit                                                (28,201)       (33,463)
  Currency translation adjustments                       (36,675)       (21,280)
--------------------------------------------------------------------------------

  Total Stockholders' Equity                             530,392        535,958
--------------------------------------------------------------------------------

   TOTAL                                              $1,519,800     $1,459,668
================================================================================

                            J. RAY McDERMOTT, S.A.
                  CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                 JUNE 30, 1997

                                           THREE MONTHS ENDED
                                           6/30/97    6/30/96
                                           --------    -------
                                         (Unaudited)
                                               (In thousands)

Revenues                                    $464,582   $389,189
----------------------------------------------------------------
Costs and Expenses:
 Cost of operations (excluding
  depreciation and amortization)             388,685    317,686
 Depreciation and amortization                26,167     21,147
 Selling, general and
  administrative expenses                     26,221     31,361
----------------------------------------------------------------
                                             441,073    370,194
----------------------------------------------------------------

Gain on Asset Disposals and
 Impairments-net                                 594        408
----------------------------------------------------------------

Operating Income before Equity in
 Loss of Investees                            24,103     19,403
Equity in Loss of Investees                   (4,146)    (6,596)
----------------------------------------------------------------

 Operating Income                             19,957     12,807
----------------------------------------------------------------
Other Income (Expense):
 Interest income                               4,611      3,720
 Interest expense                             (9,389)   (10,173)
 Other-net                                       958         50
----------------------------------------------------------------

                                              (3,820)    (6,403)
----------------------------------------------------------------
Income before Provision for Income Taxes      16,137      6,404
Provision for Income Taxes                     9,164        769
----------------------------------------------------------------

Net Income                                   $ 6,973   $  5,635
================================================================

                                                        CONTINUED


Net Income Applicable to Common Stock
 (after Preferred Stock Dividends)           $ 5,173     $  3,835
=================================================================

Earnings per Common and Common Equivalent
 Share (Primary and Fully Diluted)           $  0.13     $   0.09
=================================================================

Weighted Average Number of Common and
 Common Equivalent Shares Outstanding     40,938,579   40,684,352

Cash Dividends:
 Per preferred share                       $  0.5625     $ 0.5625
=================================================================

See accompanying notes to condensed consolidated financial statements.

                            J. RAY McDERMOTT, S.A.
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 JUNE 30, 1997


               INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                              THREE MONTHS ENDED
                                                              6/30/97    6/30/96
                                                              --------   -------
                                                                 (Unaudited)
                                                                (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income                                                     $  6,973   $  5,635
----------------------------------------------------------------------------------
Adjustments to reconcile net income to net
 cash used in operating activities:
   Depreciation and amortization                                 26,167     21,147
   Equity in loss of investees,
       less dividends                                             4,146      6,596
  Gain on asset disposals and impairments-net                      (594)      (408)
  Other                                                           2,703        713
   Changes in assets and liabilities:
        Accounts receivable                                      (2,933)   (53,542)
        Net contracts in progress and advance billings           11,444     (7,270)
        Accounts payable                                         12,276     18,203
        Accrued contract costs                                   10,164    (35,207)
        Accrued liabilities                                      16,378    (26,171)
        Income taxes                                              4,775      1,980
        Other, net                                               (5,228)     4,784
----------------------------------------------------------------------------------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES              86,271    (63,540)
----------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of property, plant and equipment                       (7,456)   (25,681)
Investment in equity investees                                      (50)    (1,939)
Other                                                               782        911
----------------------------------------------------------------------------------

NET CASH USED IN INVESTING ACTIVITIES                            (6,724)   (26,709)
----------------------------------------------------------------------------------

                                                            CONTINUED


                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                              THREE MONTHS ENDED
                                                              6/30/97    6/30/96
                                                              --------   -------
                                                                 (Unaudited)
                                                                (In thousands)

CASH FLOWS FROM FINANCING ACTIVITIES:

Payment of long-term debt                                      $ (2,871)  $(2,919)
Increase in short-term borrowing                                (10,943)   24,633
Issuance of common stock                                          1,988         -
Preferred dividends paid                                         (1,800)   (1,800)
Other                                                                 -    (1,302)
----------------------------------------------------------------------------------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES             (13,626)   18,612
----------------------------------------------------------------------------------

EFFECTS OF EXCHANGE RATE CHANGES ON CASH                            373        44
----------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                    66,294   (71,593)
----------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                134,948   166,408
----------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $201,242  $  94,815
==================================================================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for:
 Interest (net of amount capitalized)                          $  1,280  $   8,090
 Income taxes (net of refunds)                                 $  4,442  $   2,135
==================================================================================

See accompanying notes to condensed consolidated financial statements.

                            J. RAY McDERMOTT, S.A.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1997

NOTE 1 - BASIS OF PRESENTATION

J. Ray McDermott, S.A. ("JRM") is a majority owned subsidiary of McDermott International, Inc. ("International").

The accompanying unaudited condensed consolidated financial statements are presented in U.S. Dollars, and have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 1998. Results for the quarter ended June 30, 1996 have been restated to reflect the change in fiscal year 1997 from the equity to the cost method of accounting for JRM's investment in its HeereMac joint venture. For further information, refer to the consolidated financial statements and footnotes thereto included in JRM's Annual Report on Form 10-K for the fiscal year ended March 31, 1997.

NOTE 2 - INVESTIGATIONS

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

J. Ray McDermott, S.A. ("JRM") is a majority owned subsidiary of McDermott International, Inc. ("International"). A significant portion of JRM's revenues and operating results are derived from its foreign operations. As a result, JRM's operations and financial results are affected by international factors, such as changes in foreign currency exchange rates. JRM attempts to minimize its exposure to changes in foreign currency exchange rates by attempting to match foreign currency contract receipts with like foreign currency disbursements. To the extent that it is unable to match the foreign currency receipts and disbursements related to its contracts, JRM enters into forward exchange contracts to hedge foreign currency transactions, which reduces the impact of foreign exchange rate movements on operating results.

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 1997 VS. THREE MONTHS ENDED JUNE 30, 1996

Management's discussion of revenues and operating income is presented by geographic area. Other geographic area revenues include activity in Central and South America and eliminations between geographic areas; and Other geographic area operating income (loss) includes activity in Central and South America and the amortization of covenants-not-to-compete resulting from JRM's acquisition of Offshore Pipelines, Inc. during fiscal year 1995. Results for the quarter ended June 30, 1996 have been restated to reflect the discontinuance of the equity method of accounting for JRM's investment in its HeereMac joint venture and to include gains and losses on asset disposals and impairments in Operating Income.

                                                       THREE MONTHS ENDED
                                                    6/30/97          6/30/96
                                                    -------          -------
                                                           (Unaudited)
                                                         (In thousands)
REVENUES
United States                                       $168,940        $154,441
Europe and West Africa                               110,732          97,704
Middle East                                          100,395          47,906
Far East                                              90,341          89,468
Other (including transfer eliminations)               (5,826)           (330)
-----------------------------------------------------------------------------

  TOTAL REVENUES                                    $464,582        $389,189
=============================================================================

OPERATING INCOME

 Business Unit Income (Loss) by Geographic Area:
  United States                                     $ 13,288        $ 12,320
  Europe and West Africa                               1,647           3,174
  Middle East                                         12,121           1,903
  Far East                                            (1,356)          5,685
  Other                                                  584          (1,101)
-----------------------------------------------------------------------------

     TOTAL                                            26,284          21,981
-----------------------------------------------------------------------------
 Gain (Loss) on Asset Disposals and Impairments - Net:

  United States                                          526              71
  Europe and West Africa                                   7              22
  Middle East                                           (250)             76
  Far East                                               233               -
  Other                                                   78             239
-----------------------------------------------------------------------------

     TOTAL                                               594             408
-----------------------------------------------------------------------------
 Equity in Income (Loss) of Investees:

  United States                                          (73)              -
  Europe and West Africa                              (2,843)         (5,709)
  Far East                                               433            (216)
  Other                                               (1,663)           (671)
-----------------------------------------------------------------------------

     TOTAL                                            (4,146)         (6,596)
-----------------------------------------------------------------------------

 Corporate G&A Expense                                (2,775)         (2,986)
-----------------------------------------------------------------------------

  TOTAL OPERATING INCOME                            $ 19,957        $ 12,807
=============================================================================

Revenues increased $75,393,000 to $464,582,000, primarily due to higher volume in offshore, fabrication and procurement activities in the Middle East, engineering activities in the United States and procurement and engineering activities in the North Sea and the Far East. These increases were partially offset by lower volume in offshore activities in the Far East.

Business unit income increased $4,303,000 to $26,284,000, primarily due to higher activities in the Middle East and lower overall administrative expenses. These increases were partially offset by lower margins in the Far East and lower margins in engineering and offshore activities in the North Sea.

Equity in loss of investees decreased $2,450,000 to $4,146,000, primarily due to improved results from the Brown & Root McDermott Fabricators Limited, McDermott-ETPM West, Inc. and three Mexican joint ventures.

Interest income increased $891,000 to $4,611,000, primarily due to increases in short-term investments in debt securities.

Interest expense decreased $784,000 to $9,389,000, primarily due to changes in debt obligations and interest rates prevailing thereon.

Other-net income increased $908,000 to $958,000 primarily due to minority shareholder participation in the results of the McDermott-ETPM Far East, Inc. joint venture.

The provision for income taxes increased $8,395,000 to $9,164,000 while income before the provision for income taxes increased $9,733,000 to $16,137,000. JRM operates in many tax jurisdictions. Within these jurisdictions, tax provisions vary because of nominal rates, allowability of deductions, credits and other benefits, and tax basis (for example, revenue versus income). These variances, along with variances in the mix of income within jurisdictions, are often responsible for shifts in the effective tax rate. As a result of these factors, the provision for income taxes was 57% of pretax income for the three months ended June 30, 1997 compared to a provision for income taxes of 12% of pretax income for the three months ended June 30, 1996.

BACKLOG

                                    6/30/97     3/31/97
                                    -------     -------
                                       (Unaudited)
                                      (In thousands)
United States                      $610,914   $  565,318
Europe and West Africa              239,275      297,767
Middle East                         376,736      443,393
Far East                            456,393      453,748
--------------------------------------------------------

TOTAL BACKLOG                    $1,683,318   $1,760,226
========================================================

In general, JRM's business is capital intensive and relies on large contracts for a substantial amount of their revenues.

Backlog was $1,683,318,000 at June 30, 1997 compared to $1,760,226,000 at March
31, 1997, and backlog relating to contracts to be performed by JRM's unconsolidated joint ventures (not included above) was $1,971,000,000 at June 30, 1997 compared to $1,439,000,000 at March 31, 1997.

Liquidity and Capital Resources
-------------------------------

During the three months ended June 30 ,1997, JRM's cash and cash equivalents increased $66,294,000 to $201,242,000 and total debt decreased $13,514,000 to $369,024,000, primarily due to the decrease in short-term borrowings of $10,943,000. During this period, JRM provided cash of $86,271,000 from operating activities and used cash of $7,456,000 for additions to property, plant and equipment; and $1,800,000 for cash dividends on preferred stock.

Expenditures for property, plant and equipment decreased $18,225,000 to $7,456,000 for the three months ended June 30, 1997, as compared with the same period last year. The majority of these expenditures were to maintain, replace and upgrade existing facilities and equipment.

At June 30 and March 31, 1997, JRM had available various uncommitted short-term lines of credit from banks totaling $35,011,000 and $34,174,000, respectively. Borrowings by JRM against these lines of credit at June 30 and March 31, 1997 were $12,915,000 and

$23,858,000, respectively. JRM is also a party to an unsecured and committed revolving credit facility (the "JRM Revolver"). There were no borrowings outstanding at June 30 and March 31, 1997 under the JRM Revolver. As a condition to borrowing under the facility, JRM must comply with certain requirements. Presently, JRM cannot satisfy these requirements and cannot borrow under the JRM Revolver. The JRM Revolver also limits the amount of funds which JRM can borrow from other sources. At June 30, 1997, JRM could borrow an additional $14,000,000 under such limits. It is not anticipated that JRM will need to borrow funds under the JRM Revolver during fiscal year 1998.

JRM is restricted, as a result of covenants in its credit agreements, in paying cash dividends to its public shareholders or in transferring funds through cash dividends (including annual cash dividends of $7,200,000 on its Series A Preferred Stock held by International) or through unsecured loans to or investments in International. At June 30, 1997, JRM could pay no cash dividends to its common stockholders, including International, could pay up to $7,800,000 of cash dividends on its Series A Preferred Stock held by International, and could make unsecured loans to or investments in International of approximately $21,685,000.

On July 15, 1997, JRM called its $70,000,000 12.875% Guaranteed Senior Notes due 2002 at a premium of $4,480,000.

Working capital increased $10,072,000 to $142,207,000 at June 30, 1997 from $132,135,000 at March 31, 1997. During the remainder of fiscal year 1998, JRM expects to obtain funds to meet working capital, capital expenditure and debt maturity requirements from operating activities, cash and cash equivalents and investments in debt securities. Leasing agreements for equipment, which are short-term in nature, are not expected to impact JRM's liquidity or capital resources.

JRM has provided a valuation allowance for deferred tax assets which cannot be realized through carrybacks and future reversals of existing taxable temporary differences. Management believes that remaining deferred tax assets are realizable through carrybacks and future reversals of existing taxable temporary differences and future taxable income. An uncertainty that affects the ultimate realization of deferred tax assets is the risk of incurring losses in the future. This factor has been considered in determining the valuation allowance.

Management will continue to assess the adequacy of the valuation allowance on a quarterly basis.

New Accounting Standards
------------------------

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share," which is required to be adopted on December 31, 1997. At that time, JRM will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options and stock appreciation rights will be excluded. Basic and diluted earnings per share under the new standard would have been $0.10 and $0.09, respectively, for the quarter ended June 30, 1996. Basic and diluted earnings per share for the quarter ended June 30, 1997 would have been the same as primary and diluted amounts reported.

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



No information is applicable to Part II for the current quarter, except as noted below:


Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

   (a) Exhibits

       11 Calculation of Earnings Per Common and Common Equivalent Share

       27 Financial Data Schedule

   (b) Reports on Form 8-K
       There were no current reports on Form 8-K filed during the three months ended June 30, 1997.


Signatures

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               J. RAY McDERMOTT, S.A.




                                    /s/ Daniel R. Gaubert
                                    --------------------------------------------
                               By:  Daniel R. Gaubert
                                    Vice President, Finance
                                    (Principal Financial and Accounting Officer
                                    and Duly Authorized Representative)



August 7, 1997

                                 EXHIBIT INDEX

Exhibit Description
------- -----------

   11   Calculation of Earnings per Common and Common Equivalent Share

   27   Financial Data Schedule