Form 10-Q
period 1997-09-30
MCDERMOTT J RAY SA
filed 1997-11-14
CIK 934590

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C.  20549

                                  FORM 10 - Q



[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

               For the quarterly period ended September 30, 1997

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


For the transition period from ______________ to ______________

Commission File No. 1-13570

                            J. RAY McDERMOTT, S.A.
         -------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


       REPUBLIC OF PANAMA                               72-1278896

  (State or other Jurisdiction                       (I.R.S. Employer
of Incorporation or Organization)                   Identification No.)

1450 Poydras Street, New Orleans, Louisiana            70112-6050
------------------------------------------------------------------------
   (Address of Principal Executive Offices)            (Zip Code)

Registrant's Telephone Number, Including Area Code (504) 587-5300

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                           Yes  [X]      No   [ ]

The number of shares of Common Stock, par value $.01 per share, outstanding as of October 24, 1997 was 41,075,503.

                            J. RAY McDERMOTT, S.A.

                          I N D E X - F O R M 10 - Q
                          ---------------------------



                                                                     PAGE
                                                                     ----
PART I - FINANCIAL INFORMATION
------------------------------

   Item 1 -  Condensed Consolidated Financial Statements

     Condensed Consolidated Balance Sheet
       September 30, 1997 and March 31, 1997                           4

     Condensed Consolidated Statement of Income (Loss)
       Three and Six Months Ended September 30, 1997 and 1996          6

     Condensed Consolidated Statement of Cash Flows
       Six Months Ended September 30, 1997 and 1996                    8

     Notes to Condensed Consolidated Financial Statements             10

   Item 2 - Management's Discussion and Analysis of
     Financial Condition and Results of Operations                    12

PART II - OTHER INFORMATION

   Item 4 - Submission of Matters to a Vote of Security Holders       20

   Item 6 - Exhibits and Reports on Form 8-K                          20


SIGNATURES                                                            21

Exhibit 11 -  Calculation of Earnings (Loss) Per Common
              and Common Equivalent Share                             23

Exhibit 27 -  Financial Data Schedule                                 24

                                     PART I

                             J. RAY McDERMOTT, S.A.



                             FINANCIAL INFORMATION
                             ---------------------



Item 1.   Condensed Consolidated Financial Statements

                             J. RAY McDERMOTT, S.A.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 1997


                                     ASSETS

                                                     9/30/97    3/31/97
                                                    --------   --------
                                                   (Unaudited)
                                                       (In thousands)
Current Assets:
  Cash and cash equivalents                       $  288,177  $  134,948
  Short-term investments in debt securities                -      75,516
  Accounts receivable-trade                          251,465     261,621
  Accounts receivable-unconsolidated
      affiliates                                      68,345      58,324
  Accounts receivable-other                           45,557      32,113
  Contracts in progress                               99,023      81,900
  Other current assets                                23,411      23,972
                                                  ----------  ----------
    Total Current Assets                             775,978     668,394
                                                  ----------  ----------
Property, Plant and Equipment, at Cost:            1,177,172   1,173,001
 Less accumulated depreciation                       844,595     816,271
                                                  ----------  ----------
  Net Property, Plant and Equipment                  332,577     356,730
                                                  ----------  ----------
Excess of Cost Over Fair Value of Net Assets
 of Purchased Businesses Less Accumulated
 Amortization of $64,108,000 at September 30, 1997
 and $52,405,000 at March 31, 1997                   284,691     296,394
                                                  ----------  ----------
Investment in Unconsolidated Affiliates               87,176      81,981
                                                  ----------  ----------
Other Assets                                          51,822      56,169
                                                  ----------  ----------
   TOTAL                                          $1,532,244  $1,459,668
                                                  ==========  ==========

See accompanying notes to condensed consolidated financial statements.

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                   9/30/97        3/31/97
                                                   -------        -------
                                                 (Unaudited)
                                                       (In thousands)
Current Liabilities:
  Notes payable and current
        maturities of long-term debt              $    9,278   $  109,095
  Accounts payable                                   180,640      144,388
  Accrued contract costs                              83,114       63,586
  Accrued liabilities - other                        116,091      110,366
  Advance billings on contracts                      131,643       86,542
  U.S. and foreign income taxes                       48,416       22,282
                                                  ----------   ----------
    Total Current Liabilities                        569,182      536,259
                                                  ----------   ----------
Long-Term Debt                                       269,573      273,443
                                                  ----------   ----------
Deferred and Non-Current Income Taxes                 36,404       42,556
                                                  ----------   ----------
Other Liabilities                                     78,739       71,452
                                                  ----------   ----------
Contingencies
                                                  ----------   ----------

Stockholders' Equity:
  Preferred stock, authorized 10,000,000 shares;
    outstanding 3,200,000 Series A $2.25 cumulative
    convertible, par value $0.01 per share,
    (liquidation preference $160,000,000)                 32           32
  Common stock, par value $0.01 per share,
   authorized 60,000,000 shares; outstanding
   41,060,962 at September 30, 1997 and
   40,617,792 at March 31, 1997                          411          406
  Capital in excess of par value                     598,598      590,263
  Deficit                                            (12,714)     (33,463)
  Currency  translation adjustments                   (7,981)     (21,280)
                                                  ----------   ----------
   Total Stockholders' Equity                        578,346      535,958
                                                  ----------   ----------
     TOTAL                                        $1,532,244   $1,459,668
                                                  ==========   ==========

                             J. RAY McDERMOTT, S.A.
               CONDENSED CONSOLIDATED STATEMENT OF INCOME (LOSS)
                               SEPTEMBER 30, 1997

                                                THREE                   SIX
                                             MONTHS ENDED            MONTHS ENDED
                                         9/30/97       9/30/96    9/30/97     9/30/96
                                         -------       -------    -------     -------
                                                           (Unaudited)
                                                          (In thousands)
Revenues                                $494,175       $368,055   $958,757   $757,244
                                        --------       --------   --------   --------
Costs and Expenses:
 Cost of operations (excluding
    depreciation and amortization)       407,949        313,582    796,634    631,268
 Depreciation and amortization            27,239         23,255     53,406     44,402
 Selling, general and
    administrative expenses               24,671         27,429     50,892     58,790
                                        --------       --------   --------   --------
                                         459,859        364,266    900,932    734,460
                                        --------       --------   --------   --------
Gain (Loss) on Asset Disposals and
 Impairments-net                            (570)           653         24      1,061
                                        --------       --------   --------   --------
Operating Income before Equity in
 Income (Loss) of Investees               33,746          4,442     57,849     23,845
Equity in Income (Loss) of Investees       2,177         (3,535)    (1,969)   (10,131)
                                        --------       --------   --------   --------
 Operating Income                         35,923            907     55,880     13,714
                                        --------       --------   --------   --------
Other Income (Expense):
 Interest income                           4,977          3,379      9,588      7,099
 Interest expense                         (7,216)       (10,891)   (16,605)   (21,064)
 Other-net                                  (476)         6,547        482      6,597
                                        --------       --------   --------   --------
                                          (2,715)          (965)    (6,535)    (7,368)
                                        --------       --------   --------   --------
Income (Loss) before Provision for
 Income Taxes                             33,208            (58)    49,345      6,346
Provision for Income Taxes                16,001         12,579     25,165     13,348
                                        --------       --------   --------   --------
Net Income (Loss)                       $ 17,207       $(12,637)  $ 24,180   $ (7,002)
                                        ========       ========   ========   ========

                                                                       CONTINUED

                                                THREE                              SIX
                                             MONTHS ENDED                      MONTHS ENDED
                                         9/30/97       9/30/96            9/30/97        9/30/96
                                         -------       -------            -------        -------
Net Income (Loss) Applicable to
 Common Stock (after Preferred
 Stock Dividends)                     $   15,407      $ (14,437)        $   20,580     $  (10,602)
                                      ==========      =========         ==========     ==========

Net Income (Loss) per Common and
 Common Equivalent Share
 (Primary and Fully Diluted)          $     0.37      $   (0.36)        $     0.50     $    (0.26)
                                      ==========      =========         ==========     ==========
Weighted Average Number of
 Common and Common
 Equivalent Shares Outstanding        41,270,246     40,302,554         41,104,413     40,260,653
                                      ==========     ==========         ==========     ==========
Cash Dividends:
 Per preferred share                  $   0.5625     $   0.5625         $    1.125     $    1.125
                                      ==========     ==========         ==========     ==========

See accompanying notes to condensed consolidated financial statements.

                             J. RAY McDERMOTT, S.A.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                               SEPTEMBER 30, 1997


                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                              SIX MONTHS ENDED
                                                            9/30/97     9/30/96
                                                            -------     -------
                                                                (Unaudited)
                                                              (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income (Loss)                                           $ 24,180   $ (7,002)
                                                            --------   --------
Adjustments to reconcile net income (loss) to net
 cash provided by (used in) operating activities:
   Depreciation and amortization                              53,406     44,402
   Equity in loss of investees,
    less dividends                                             3,781     10,131
  Gain on asset disposals and impairments-net                    (24)    (1,061)
  Other                                                       (5,851)     3,274
   Changes in assets and liabilities:
     Accounts receivable                                     (23,656)   (46,989)
     Net contracts in progress and advance billings           42,866      5,850
     Accounts payable                                         43,276    (16,794)
     Accrued contract costs                                   19,528     14,698
     Accrued liabilities                                       6,371    (32,021)
     Income taxes                                             28,036      2,950
     Other, net                                                   46         66
                                                            --------   --------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES          191,959    (22,496)
                                                            --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of property, plant and equipment                   (15,571)   (39,803)
Proceeds from asset disposals                                  7,632      2,314
Maturities of investments                                     76,400          -
Investment in equity investees                                  (550)    (3,908)
Other                                                              -        141
                                                            --------   --------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES           67,911    (41,256)
                                                            ========   ========

                                                                       CONTINUED


                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                         SIX MONTHS ENDED
                                                       9/30/97     9/30/96
                                                       -------     -------
                                                           (Unaudited)
                                                          (In thousands)


CASH FLOWS FROM FINANCING ACTIVITIES:

Payment of long-term debt                              $(80,451)  $  (5,932)
Issuance of long-term debt                                    -     244,375
Increase (decrease) in short-term borrowing             (23,856)     33,109
Decrease in notes payable to
 McDermott International                                      -    (231,000)
Issuance of common stock                                  4,929         390
Preferred dividends paid                                 (3,600)     (3,600)
Other                                                         -      (2,225)
                                                      ---------   ---------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES    (102,978)     35,117
                                                      ---------   ---------
EFFECTS OF EXCHANGE RATE CHANGES ON CASH                 (3,663)         69
                                                      ---------   ---------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                           153,229     (28,566)
                                                      ---------   ---------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD        134,948     166,408
                                                      ---------   ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD            $ 288,177   $ 137,842
                                                      =========   =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for:
 Interest (net of amount capitalized)                 $  18,439   $  16,929
 Income taxes (net of refunds)                        $   9,580   $  11,596
                                                      =========   =========

See accompanying notes to condensed consolidated financial statements.

                             J. RAY McDERMOTT, S.A.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997



NOTE 1 - BASIS OF PRESENTATION
J. Ray McDermott, S.A. ("JRM") is a majority owned subsidiary of McDermott International, Inc. ("International").

The accompanying unaudited condensed consolidated financial statements are presented in U.S. Dollars, and have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 1998. Results for the three and six months ended September 30, 1996 have been restated to reflect the change in fiscal year 1997 from the equity to the cost method of accounting for JRM's investment in the HeereMac joint venture. For further information, refer to the consolidated financial statements and footnotes thereto included in JRM's Annual Report on Form 10-K for the fiscal year ended March 31, 1997.

NOTE 2 - INVESTIGATIONS

JRM and International are conducting an internal investigation, with the assistance of outside counsel, of allegations of wrongdoing by a limited number of former employees of JRM and International and by others. JRM and International notified the appropriate authorities of their investigation in April 1997. In June 1997, International received a federal grand jury subpoena for documents relating principally to an investigation of possible anti-competitive activity in the heavy-lift barge service business of JRM and the HeereMac joint venture. In October 1997, International received, from the same grand jury, a subpeona for documents relating principally to an investigation of possible anti-competitive activity in the marine construction service business of the Middle East joint venture between JRM and ETPM. In July 1997, International received an informal request from the Securities and Exchange Commission for the voluntary production of documents. JRM and International are cooperating with the authorities. The allegations which are the subject of the internal investigation, if true, and the outcome of the grand jury proceedings, could result in civil and/or criminal liability. At this time, JRM and International do not have sufficient information to predict the ultimate outcome of this matter.

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

Management's discussion of revenues and operating income is presented by geographic area. Other geographic area revenues include activity in Central and South America and eliminations between geographic areas; and Other geographic area operating income includes activity in Central and South America and the amortization of covenants-not-to-compete resulting from JRM's acquisition of Offshore Pipelines, Inc. during fiscal year 1995. Results for the three and six months ended September 30, 1996 have been restated to reflect the discontinuance of the equity method of accounting for JRM's investment in the HeereMac joint venture and to include gains and losses on asset disposals and impairments in Operating Income.

                                                             THREE                 SIX
                                                         MONTHS ENDED          MONTHS ENDED
                                                      9/30/97    9/30/96    9/30/97    9/30/96
                                                      -------    -------    -------    -------
                                                                   (Unaudited)
                                                                  (In thousands)
REVENUES

United States                                        $213,745   $190,739   $382,685    $345,180
Europe and West Africa                                129,591    103,676    240,323     201,380
Middle East                                            82,810     24,341    183,205      72,247
Far East                                               75,044     48,223    165,385     137,691
Other (including Transfer Eliminations)                (7,015)     1,076    (12,841)        746
                                                     --------   --------   --------    --------
TOTAL REVENUES                                       $494,175   $368,055   $958,757    $757,244
                                                     ========   ========   ========    ========
OPERATING INCOME

 Business Unit Income (Loss) by Geographic Area:
  United States                                      $ 30,811   $ 20,207   $ 44,099    $ 32,527
  Europe and West Africa                                8,830    (10,771)    10,477      (7,597)
  Middle East                                          10,390     (6,552)    22,511      (4,649)
  Far East                                            (11,209)     1,438    (12,565)      7,123
  Other                                                   420      3,443      1,004       2,342
                                                     --------    -------   --------    --------
     TOTAL                                             39,242      7,765     65,526      29,746
                                                     --------    -------   --------    --------
 Gain (Loss) on Asset Disposals and Impairments-net:
  United States                                        (2,621)       713     (2,095)        784
  Europe and West Africa                                  874          3        881          25
  Middle East                                             386        303        136         379
  Far East                                                581          -        814           -
  Other                                                   210       (366)       288        (127)
                                                     --------    -------   --------    --------
     TOTAL                                               (570)       653         24       1,061
                                                     --------    -------   --------    --------
Equity in Income (Loss) of Investees:
  United States                                         1,559        205      1,486         205
  Europe and West Africa                                 (737)    (3,420)    (3,580)     (9,129)
  Far East                                              1,150       (567)     1,583        (783)
  Other                                                   205        247     (1,458)       (424)
                                                      --------    -------   --------    --------
     TOTAL                                              2,177     (3,535)    (1,969)    (10,131)
                                                     --------    -------   --------    --------
 Corporate G&A  Expense                                (4,926)    (3,976)    (7,701)     (6,962)
                                                     --------    -------   --------    --------
  TOTAL OPERATING INCOME                             $ 35,923    $   907   $ 55,880    $ 13,714
                                                     ========    =======   ========    ========

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 1997 VS. THREE MONTHS ENDED SEPTEMBER 30, 1996

Revenues increased $126,120,000 to $494,175,000, primarily due to higher volume in virtually all activities in all geographic areas, except in offshore activities in the Far East and fabrication activities in the United States.

Business unit income increased $31,477,000 to $39,242,000 in virtually all activities in all geographic areas, except in the Far East.

Equity in income (loss) of investees increased $5,712,000 from a loss of $3,535,000 to income of $2,177,000, primarily due to improved results from McDermott-ETPM West, Inc. and Brown & Root McDermott Fabricators Limited, as well as joint ventures in the Far East and the Gulf of Mexico.

Interest income increased $1,598,000 to $4,977,000, primarily due to increases in cash equivalents, investments in government obligations and other investments during the current period.

Interest expense decreased $3,675,000 to $7,216,000, primarily due to changes in debt obligations and interest rates prevailing thereon.

Other-net decreased $7,023,000 to expense of $476,000 from income of $6,547,000 primarily due to a decrease in certain reimbursed financing costs and minority shareholder participation in the improved results of McDermott Subsea Constructors Limited.

The provision for income taxes increased $3,422,000 to $16,001,000 while income before the provision for income taxes increased $33,266,000 from a loss of $58,000 to income of $33,208,000. The increase in income taxes is due primarily to the increase in income. In addition, JRM operates in many tax jurisdictions. Within these jurisdictions, tax provisions vary because of nominal rates, allowability of deductions, credits and other benefits, and tax basis (for example, revenue versus income). These variances, along with variances in the mix of income within jurisdictions, are often responsible for shifts in the effective tax rate. As a result of these factors, the provision for income taxes was 48% of pretax income for the three months ended September 30, 1997.

RESULTS OF OPERATIONS - SIX MONTHS ENDED SEPTEMBER 30, 1997 VS. SIX MONTHS ENDED SEPTEMBER 30, 1996

Revenues increased $201,513,000 to $958,757,000, primarily due to higher volume in virtually all activities in all geographic areas, except in offshore activities in the Far East and fabrication activities in the United States.

Business unit income increased $35,780,000 to $65,526,000 in virtually all activities in all geographic areas, except in the Far East.

Equity in loss of investees decreased $8,162,000 to $1,969,000 primarily due to improved results from Brown & Root McDermott Fabricators Limited and McDermott-ETPM West, Inc., as well as joint ventures in the Far East and the Gulf of Mexico.

Interest income increased $2,489,000 to $9,588,000, primarily due to increases in cash equivalents, investments in government obligations and other investments during the current period.

Interest expense decreased $4,459,000 to $16,605,000, primarily due to changes in debt obligations and interest rates prevailing thereon.

Other-net decreased $6,115,000 to $482,000 primarily due to a decrease in certain reimbursed financing costs and minority shareholder participation in the improved results of McDermott Subsea Constructors Limited.

The provision for income taxes increased $11,817,000 to $25,165,000 while income before the provision for income taxes increased $42,999,000 to $49,345,000. The provision for income taxes was 51% of pretax income for the six months ended September 30, 1997.

Backlog
-------

                                    9/30/97       3/31/97
                                   --------       --------
                                         (Unaudited)
                                        (In thousands)
United States                    $  513,108     $  565,318
Europe and West Africa              144,527        297,767
Middle East                         301,010        443,393
Far East                            434,789        453,748
                                 ----------     ----------
TOTAL BACKLOG                    $1,393,434     $1,760,226
                                 ==========     ==========

JRM's Domestic, Middle East and North Sea marine markets remain steady. The North Sea engineering market is beginning to weaken, while the Far East market is beginning to show significant improvement. Backlog relating to contracts to be performed by JRM's unconsolidated joint ventures (not included above) was $1,890,000,000 at September 30, 1997 compared to $1,439,000,000 at March 31,
1997.

In general, JRM's business is capital intensive and relies on large contracts for a substantial amount of its revenues.

Liquidity and Capital Resources
-------------------------------

During the six months ended September 30, 1997, JRM's cash and cash equivalents increased $153,229,000 to $288,177,000 and total debt decreased $103,687,000 to
$278,851,000, primarily due to repayment of $80,451,000 in long-term debt and a decrease in short-term borrowings of $23,856,000. During this period, JRM provided cash of

$191,959,000 from operating activities, and received cash of $76,400,000 from maturities of investments and $4,929,000 from the issuance of stock upon exercise of stock options. JRM used cash of $15,571,000 for additions to property, plant and equipment and $3,600,000 for cash dividends on preferred stock.

Expenditures for property, plant and equipment decreased $24,232,000 to $15,571,000 for the six months ended September 30, 1997, compared with the same period in the prior year. The majority of these expenditures were to maintain, replace and upgrade existing facilities and equipment.

At September 30 and March 31, 1997, JRM had available various uncommitted short-term lines of credit from banks totaling $27,477,000 and $34,174,000, respectively. Borrowings by JRM against these lines of credit at September 30 and March 31, 1997 were $3,000 and $23,858,000, respectively. JRM is also a party to an unsecured and committed revolving credit facility (the "JRM Revolver"). There were no borrowings outstanding at September 30 or March 31, 1997 under the JRM Revolver. As a condition to borrowing under the facility, JRM must comply with certain requirements, including legal representations. Presently, JRM cannot satisfy the legal representations due to the allegations of wrongdoing (see Note 2 to the condensed consolidated financial statements) and cannot borrow under the JRM Revolver. The JRM Revolver also limits the amount of funds which JRM can borrow from other sources. It is not anticipated that JRM will need to borrow funds under the JRM Revolver during fiscal year 1998.

JRM is restricted, as a result of covenants in its credit agreements, in paying cash dividends to its public shareholders or in transferring funds through cash dividends (including annual cash dividends of $7,200,000 on its Series A Preferred Stock held by International) or through unsecured loans to or investments in International. At September 30, 1997, JRM could make unsecured loans to or investments in International of approximately $21,616,000.

On July 15, 1997, JRM redeemed the $70,000,000 outstanding principal amount of its 12.875% Guaranteed Senior Notes due 2002 for an aggregate redemption price of $78,986,250 including a premium of $4,480,000 and accrued interest to date of $4,506,250.

Working capital increased $74,661,000 to $206,796,000 at September 30, 1997 from $132,135,000 at March 31, 1997. During the remainder of fiscal year 1998, JRM expects to obtain funds to meet working capital, capital expenditure and debt maturity requirements from operating activities and from cash and cash equivalents. Leasing agreements for equipment, which are short-term in nature, are not expected to impact JRM's liquidity or capital resources.

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

New Accounting Standards
------------------------

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share," which is required to be adopted on December 31, 1997. At that time, JRM will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options and stock appreciation rights will be excluded. Basic and diluted earnings per share under the new standard would have been $0.38 and $0.37, respectively, for the quarter ended September 30, 1997. Basic and diluted earnings per share for the six months ended September 30, 1997 and for the quarter and six months ended September 30, 1996 would have been the same as primary and fully diluted amounts reported.

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which is effective for fiscal years beginning after December 15, 1997. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. JRM has not yet finalized its review of the impact of this statement, but it is not expected to have a material impact on the consolidated financial statements.

Also in June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which is effective for fiscal years beginning after December 15, 1997. SFAS No. 131 requires that certain financial information be reported on the basis that it is reported internally for evaluating segment performance and deciding how to allocate resources to segments. JRM anticipates adopting this standard during the last quarter of fiscal year 1998. Because this Statement addresses how supplemental financial information is disclosed in annual and interim reports, the adoption will have no material impact on the consolidated financial statements.

At its July 1997 meeting, the Emerging Issues Task Force reached a final consensus on Issue 96-16, "Investor's Accounting for an Investee When the Investor has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights." This issue addresses whether to consolidate a majority owned investee when the rights of the minority make it unclear if the majority owner actually has control, and establishes criteria for making this decision. For existing investment agreements, the guidance is effective for fiscal years ending after December 15, 1998. JRM has not yet finalized its review of the impact of this guidance.

                                    PART II

                            J. RAY McDERMOTT, S.A.

                               OTHER INFORMATION
                               -----------------

No information is applicable to Part II for the current quarter, except as noted below:

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   At the Annual Meeting of Stockholders held on August 29, 1997, the following matters were submitted to J. Ray McDermott, S.A. ("JRM") stockholders with voting as follows:

   (a) The election of two directors to Class III of the Board for a three year term:


              Nominee              Votes For           Votes Withheld
              -------              ---------           --------------

          Robert L. Howard         40,950,833              44,537

          Cedric E. Ritchie        40,949,283              46,037

       Messrs. Rick L. Burdick, William J. Johnson, Robert H. Rawle, Roger E. Tetrault and Richard E. Woolbert also continued as directors immediately after the meeting.

   (b) A proposal to approve Amendments to JRM's Restated 1994 Executive Long-Term Incentive Compensation Plan: 38,742,485 votes for, 2,213,845 votes against and 39,040 abstentions, with broker non-votes not applicable.

   (c) A proposal to retain Ernst & Young LLP as JRM's independent auditors for the fiscal year ending March 31, 1998: 40,953,376 votes for, 8,020 votes against and 33,974 abstentions, with broker non-votes not applicable.


Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

   (a) Exhibits

       11 Calculation of Earnings Per Common and Common Equivalent     Share

       27 Financial Data Schedule

   (b) Reports on Form 8-K

       There were no current reports on Form 8-K filed during the three months ended September 30, 1997.

                                  SIGNATURES
                                  ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         J. RAY McDERMOTT, S.A.




                                  /s/ Daniel R. Gaubert
                                 --------------------------------------------
                               By:  Daniel R. Gaubert
                                    Senior Vice President and
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer
                                     and Duly Authorized Representative)



November 10, 1997

                                 EXHIBIT INDEX

Exhibit Description
------- -----------

   11   Calculation of Earnings (Loss) per Common and Common Equivalent Share

   27   Financial Data Schedule