Form 10-Q
period 1997-12-31
MCDERMOTT J RAY SA
filed 1998-02-11
CIK 934590

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D. C.  20549

                                  FORM 10 - Q


 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


               FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1997

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

                               YES [X]     NO [ ]


THE NUMBER OF SHARES OF COMMON STOCK, PAR VALUE $.01 PER SHARE, OUTSTANDING AS OF JANUARY 23, 1998 WAS 41,094,987.

                            J. RAY MCDERMOTT, S.A.

                          I N D E X - F O R M 10 - Q
                          --------------------------

                                                                        PAGE
                                                                        ----


PART I - FINANCIAL INFORMATION
------------------------------

   ITEM 1 -  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     CONDENSED CONSOLIDATED BALANCE SHEET
       DECEMBER 31, 1997 AND MARCH 31, 1997                               4

     CONDENSED CONSOLIDATED STATEMENT OF INCOME
       THREE AND NINE MONTHS ENDED DECEMBER 31, 1997 AND 1996             6

     CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
       NINE MONTHS ENDED DECEMBER 31, 1997 AND 1996                       8

     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS                10


   ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS                16


PART II - OTHER INFORMATION
---------------------------

   ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                             24

SIGNATURES                                                               25

EXHIBIT 27 -  FINANCIAL DATA SCHEDULE                                    26

                                    PART I

                            J. RAY MCDERMOTT, S.A.


                             FINANCIAL INFORMATION
                             ---------------------



ITEM 1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            J. RAY MCDERMOTT, S.A.
                     CONDENSED CONSOLIDATED BALANCE SHEET
                               DECEMBER 31, 1997


                                    ASSETS



                                                 12/31/97    3/31/97
                                                ---------   --------
                                               (UNAUDITED)
                                                    (IN THOUSANDS)

CURRENT ASSETS:

  CASH AND CASH EQUIVALENTS                     $ 413,892   $134,948
  SHORT-TERM INVESTMENTS IN DEBT SECURITIES             -     75,516
  ACCOUNTS RECEIVABLE-TRADE                       215,046    261,621
  ACCOUNTS RECEIVABLE-UNCONSOLIDATED
      AFFILIATES                                   59,006     58,324
  ACCOUNTS RECEIVABLE-OTHER                        26,091     32,113
  CONTRACTS IN PROGRESS                           103,639     81,900
  OTHER CURRENT ASSETS                             41,281     23,972
--------------------------------------------------------------------
  TOTAL CURRENT ASSETS                            858,955    668,394
--------------------------------------------------------------------
PROPERTY, PLANT AND EQUIPMENT, AT COST          1,180,376  1,173,001
 LESS ACCUMULATED DEPRECIATION                    826,042    816,271
--------------------------------------------------------------------
  NET PROPERTY, PLANT AND EQUIPMENT               354,334    356,730
--------------------------------------------------------------------
INVESTMENTS IN DEBT SECURITIES                    317,350          -
--------------------------------------------------------------------
EXCESS OF COST OVER FAIR VALUE OF NET ASSETS
 OF PURCHASED BUSINESSES LESS ACCUMULATED
 AMORTIZATION OF $5,984,000 AT DECEMBER 31,
 1997 AND $52,405,000 AT MARCH 31, 1997            22,869    296,394
--------------------------------------------------------------------
INVESTMENT IN UNCONSOLIDATED AFFILIATES            24,683     81,981
--------------------------------------------------------------------
OTHER ASSETS                                       46,103     56,169
--------------------------------------------------------------------
   TOTAL                                       $1,624,294 $1,459,668
====================================================================

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                             12/31/97      3/31/97
                                             --------      -------
                                           (UNAUDITED)
                                                 (IN THOUSANDS)
CURRENT LIABILITIES:
  NOTES PAYABLE AND CURRENT
     MATURITIES OF LONG-TERM DEBT           $  12,131   $  109,095
  ACCOUNTS PAYABLE                            181,975      144,388
  ACCRUED CONTRACT COSTS                       91,937       63,586
  ACCRUED LIABILITIES - OTHER                 138,008      110,366
  ADVANCE BILLINGS ON CONTRACTS               140,736       86,542
  U.S. AND FOREIGN INCOME TAXES                45,120       22,282
------------------------------------------------------------------
  TOTAL CURRENT LIABILITIES                   609,907      536,259
------------------------------------------------------------------
LONG-TERM DEBT                                270,798      273,443
------------------------------------------------------------------
DEFERRED AND NON-CURRENT INCOME TAXES          41,122       42,556
------------------------------------------------------------------
OTHER LIABILITIES                              82,341       71,452
------------------------------------------------------------------
CONTINGENCIES
------------------------------------------------------------------
STOCKHOLDERS' EQUITY:
 PREFERRED STOCK, AUTHORIZED 10,000,000
 SHARES; OUTSTANDING 3,200,000 SERIES A
 $2.25 CUMULATIVE CONVERTIBLE, PAR VALUE
 $0.01 PER SHARE, (LIQUIDATION PREFERENCE
 $160,000,000)                                     32           32
COMMON STOCK, PAR VALUE $0.01 PER SHARE,
 AUTHORIZED 60,000,000 SHARES; OUTSTANDING
 41,094,987 AT DECEMBER 31, 1997 AND
 40,617,792 AT MARCH 31, 1997                     411          406
CAPITAL IN EXCESS OF PAR VALUE                602,868      590,263
RETAINED EARNINGS (DEFICIT)                    36,537      (33,463)
CURRENCY  TRANSLATION ADJUSTMENTS             (19,722)     (21,280)
------------------------------------------------------------------
  TOTAL STOCKHOLDERS' EQUITY                  620,126      535,958
------------------------------------------------------------------
   TOTAL                                   $1,624,294   $1,459,668
==================================================================

                            J. RAY McDERMOTT, S.A.
                  CONDENSED CONSOLIDATED STATEMENT OF INCOME
                               DECEMBER 31, 1997



                                             THREE                NINE
                                          MONTHS ENDED         MONTHS ENDED
                                      12/31/97  12/31/96   12/31/97   12/31/96
                                      --------  --------  ---------  ----------
                                                       (UNAUDITED)
                                                     (IN THOUSANDS)


REVENUES                              $452,659  $316,899 $1,411,416  $1,074,143
-------------------------------------------------------------------------------
COSTS AND EXPENSES:
 COST OF OPERATIONS (EXCLUDING
    DEPRECIATION AND AMORTIZATION)     378,476   264,201  1,175,110     895,469
 DEPRECIATION AND AMORTIZATION          21,093    23,165     74,499      67,567
 SELLING, GENERAL AND
    ADMINISTRATIVE EXPENSES             23,803    27,229     74,695      86,019
-------------------------------------------------------------------------------
                                       423,372   314,595  1,324,304   1,049,055
-------------------------------------------------------------------------------
GAIN (LOSS) ON ASSET DISPOSALS AND
 IMPAIRMENTS-NET                       (40,330)   42,128    (40,306)     43,189
-------------------------------------------------------------------------------
OPERATING INCOME (LOSS) BEFORE
 INCOME (LOSS) FROM INVESTEES          (11,043)   44,432     46,806      68,277

INCOME (LOSS) FROM INVESTEES            63,845     4,011     61,876      (6,120)
-------------------------------------------------------------------------------
 OPERATING INCOME                       52,802    48,443    108,682      62,157
-------------------------------------------------------------------------------
OTHER INCOME (EXPENSE):
  INTEREST INCOME                        6,961     4,198     16,549      11,297
  INTEREST EXPENSE                      (6,749)  (10,190)   (23,354)    (31,254)
  OTHER-NET                              4,211     3,101      4,693       9,698
-------------------------------------------------------------------------------
                                         4,423    (2,891)    (2,112)    (10,259)
-------------------------------------------------------------------------------
INCOME BEFORE PROVISION FOR
 INCOME TAXES                           57,225    45,552    106,570      51,898

PROVISION FOR INCOME TAXES               6,214     6,695     31,379      20,043
-------------------------------------------------------------------------------
NET INCOME                            $ 51,011  $ 38,857 $   75,191  $   31,855
===============================================================================
NET INCOME APPLICABLE TO COMMON
 STOCK (AFTER PREFERRED STOCK
 DIVIDENDS)                           $ 49,211  $ 37,057 $   69,791  $   26,455
===============================================================================

                                                                       CONTINUED

                                             THREE                 NINE
                                          MONTHS ENDED         MONTHS ENDED
                                      12/31/97  12/31/96   12/31/97   12/31/96
                                      --------  --------  ---------  ----------
                                                       (UNAUDITED)

BASIC EARNINGS PER COMMON SHARE       $   1.20  $   0.92 $     1.71  $     0.66
===============================================================================

EARNINGS PER COMMON AND
 COMMON EQUIVALENT SHARE
 ASSUMING DILUTION                    $   1.08  $   0.83 $     1.60  $     0.65
===============================================================================

CASH DIVIDENDS:
 PER PREFERRED SHARE                  $ 0.5625  $ 0.5625 $   1.6875  $   1.6875
===============================================================================

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                            J. RAY MCDERMOTT, S.A.
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                               DECEMBER 31, 1997


                     INCREASE IN CASH AND CASH EQUIVALENTS


                                                           NINE MONTHS ENDED
                                                         12/31/97     12/31/96
                                                          --------    --------
                                                              (UNAUDITED)
                                                             (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:

NET INCOME                                               $  75,191    $ 31,855
------------------------------------------------------------------------------
ADJUSTMENTS TO RECONCILE NET INCOME TO NET
CASH PROVIDED BY OPERATING ACTIVITIES:
   DEPRECIATION AND AMORTIZATION                            74,499      67,567
   EQUITY IN (INCOME) LOSS OF INVESTEES,
       LESS DIVIDENDS                                        1,573      21,170
  (GAIN) LOSS ON ASSET DISPOSALS AND IMPAIRMENTS-NET        40,306     (43,189)
  OTHER                                                     (6,189)      3,139
  CHANGES IN ASSETS AND LIABILITIES:
        ACCOUNTS RECEIVABLE                                 56,806     (53,309)
        NET CONTRACTS IN PROGRESS AND ADVANCE BILLINGS      37,050     159,100
        ACCOUNTS PAYABLE                                       207     (18,361)
        ACCRUED CONTRACT COSTS                              28,351       2,447
        ACCRUED LIABILITIES                                 21,244     (23,441)
        INCOME TAXES                                        24,804        (162)
        OTHER, NET                                           4,024     (10,754)
------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                  357,866     136,062
------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:

PURCHASES OF PROPERTY, PLANT AND EQUIPMENT                 (18,917)    (53,512)
PURCHASES OF INVESTMENTS                                  (317,350)          -
SALES AND MATURITIES OF INVESTMENTS                         76,400           -
PROCEEDS FROM ASSET DISPOSALS                              283,827      32,810
INVESTMENT IN EQUITY INVESTEES                              (1,419)     (3,908)
OTHER                                                            -         155
------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES         22,541     (24,455)
------------------------------------------------------------------------------

                                                                       CONTINUED


                     INCREASE IN CASH AND CASH EQUIVALENTS


                                                           NINE MONTHS ENDED
                                                         12/31/97     12/31/96
                                                          --------    --------
                                                              (UNAUDITED)
                                                             (IN THOUSANDS)

CASH FLOWS FROM FINANCING ACTIVITIES:

PAYMENT OF LONG-TERM DEBT                                $ (81,169)   $ (8,657)
ISSUANCE OF LONG-TERM DEBT                                       -     244,375
DECREASE IN SHORT-TERM BORROWING                           (23,856)    (86,774)
DECREASE IN NOTES PAYABLE TO
  MCDERMOTT INTERNATIONAL                                        -    (231,000)
ISSUANCE OF COMMON STOCK                                     8,477       2,225
PREFERRED DIVIDENDS PAID                                    (5,400)     (5,400)
OTHER                                                            -       1,294
------------------------------------------------------------------------------
NET CASH USED IN FINANCING ACTIVITIES                     (101,948)    (83,937)
------------------------------------------------------------------------------
EFFECTS OF EXCHANGE RATE CHANGES ON CASH                       485       3,735
------------------------------------------------------------------------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                  278,944      31,405
------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD           134,948     166,408
------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD               $ 413,892    $197,813
==============================================================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

CASH PAID DURING THE PERIOD FOR:
 INTEREST (NET OF AMOUNT CAPITALIZED)                    $  19,314    $ 18,992
 INCOME TAXES (NET OF REFUNDS)                           $  11,613    $ 21,677
==============================================================================

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                             J. RAY MCDERMOTT, S.A.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1997



NOTE 1 - BASIS OF PRESENTATION

J. RAY MCDERMOTT, S.A. ("JRM") IS A MAJORITY OWNED SUBSIDIARY OF MCDERMOTT INTERNATIONAL, INC. ("INTERNATIONAL").

THE ACCOMPANYING UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ARE PRESENTED IN U.S. DOLLARS, AND HAVE BEEN PREPARED IN ACCORDANCE WITH ACCOUNTING PRINCIPLES GENERALLY ACCEPTED IN THE UNITED STATES FOR INTERIM FINANCIAL INFORMATION AND WITH THE INSTRUCTIONS TO FORM 10-Q AND ARTICLE 10 OF REGULATION S-X. ACCORDINGLY, THEY DO NOT INCLUDE ALL OF THE INFORMATION AND FOOTNOTES REQUIRED BY GENERALLY ACCEPTED ACCOUNTING PRINCIPLES FOR COMPLETE FINANCIAL STATEMENTS. IN THE OPINION OF MANAGEMENT, ALL ADJUSTMENTS CONSIDERED NECESSARY FOR A FAIR PRESENTATION HAVE BEEN INCLUDED. SUCH ADJUSTMENTS ARE OF A NORMAL, RECURRING NATURE EXCEPT FOR A GAIN OF $223,651,000 AND A $61,637,000 DISTRIBUTION OF EARNINGS FROM THE TERMINATION OF THE HEEREMAC JOINT VENTURE AND IMPAIRMENT LOSSES OF $275,112,000, INCLUDING $262,901,000 OF GOODWILL ASSOCIATED WITH THE ACQUISITION OF OFFSHORE PIPELINES, INC. ("OPI") INCLUDED IN THE THREE AND NINE MONTHS ENDED DECEMBER 31, 1997; AND FAVORABLE WORKERS' COMPENSATION COST ADJUSTMENTS OF $5,693,000 INCLUDED IN THE THREE AND NINE MONTHS ENDED DECEMBER 31, 1996. OPERATING RESULTS FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 1997 ARE NOT NECESSARILY INDICATIVE OF THE RESULTS THAT MAY BE EXPECTED FOR THE FISCAL YEAR ENDING MARCH 31, 1998. RESULTS FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 1996 HAVE BEEN RESTATED TO REFLECT THE CHANGE IN FISCAL YEAR 1997 FROM THE EQUITY TO THE COST METHOD OF ACCOUNTING FOR JRM'S INVESTMENT IN THE HEEREMAC JOINT VENTURE. FOR FURTHER INFORMATION, REFER TO THE CONSOLIDATED FINANCIAL STATEMENTS AND FOOTNOTES THERETO INCLUDED IN JRM'S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED MARCH 31, 1997.

NOTE 2 - INVESTIGATIONS

SINCE MARCH 1997, JRM AND INTERNATIONAL, WITH THE HELP OF OUTSIDE COUNSEL, HAVE BEEN INVESTIGATING ALLEGATIONS OF WRONGDOING BY A LIMITED NUMBER OF FORMER EMPLOYEES OF JRM AND INTERNATIONAL AND BY OTHERS. UPON RECEIVING THESE ALLEGATIONS, JRM AND INTERNATIONAL NOTIFIED AUTHORITIES, INCLUDING THE ANTITRUST DIVISION OF THE U.S. DEPARTMENT OF JUSTICE ("ANTITRUST DIVISION") AND THE EUROPEAN COMMISSION.

IN RETURN FOR JRM AND INTERNATIONAL'S PROMPT DISCLOSURE OF THE ALLEGATIONS, THE COMPANIES AND INDIVIDUALS WHO WERE OFFICERS, DIRECTORS AND EMPLOYEES AT THE TIME OF THE DISCLOSURE WERE GRANTED IMMUNITY FROM CRIMINAL PROSECUTION BY THE ANTITRUST DIVISION FOR ANY ANTI-COMPETITIVE ACTS INVOLVING WORLDWIDE HEAVY-LIFT ACTIVITIES.

JRM AND INTERNATIONAL HAVE RECEIVED SUBPOENAS IN CONNECTION WITH THE ANTITRUST DIVISION'S INVESTIGATION. THEY ADDRESS PRINCIPALLY THE HEAVY-LIFT BUSINESS OF JRM'S FORMER HEEREMAC JOINT VENTURE ("HEEREMAC") AND POSSIBLE ANTI-COMPETITIVE ACTIVITY IN THE MARINE CONSTRUCTION BUSINESS OF MCDERMOTT-ETPM EAST, INC., A MIDDLE EAST JOINT VENTURE WITH ETPM S.A., A FRENCH COMPANY. JRM AND INTERNATIONAL ARE ALSO COMPLYING WITH THE SECURITIES AND EXCHANGE COMMISSION'S ("SEC") REQUEST FOR DOCUMENTS.

AFTER RECEIVING THE ALLEGATIONS IN MARCH 1997, JRM INITIATED ACTION TO TERMINATE ITS INTEREST IN HEEREMAC, AND ON DECEMBER 19, 1997, JRM'S JOINT VENTURE PARTNER, HEEREMA OFFSHORE CONSTUCTION GROUP, INC., ACQUIRED JRM'S INTEREST IN EXCHANGE FOR $318,500,000 IN CASH AND TITLE TO SEVERAL PIECES OF EQUIPMENT, INCLUDING LAUNCH BARGES AND THE DB 101, A 3,500-TON CAPACITY SEMI-SUBMERSIBLE DERRICK BARGE. JRM WILL RECEIVE THE EQUIPMENT IN THE SPRING OF 1998, AFTER IT COMPLETES CONTRACTS IN PROGRESS.

ON DECEMBER 21, 1997, HEEREMAC AND A HEEREMAC EMPLOYEE PLED GUILTY TO CRIMINAL CHARGES BY THE DEPARTMENT OF JUSTICE THAT THEY AND OTHERS HAD PARTICIPATED IN A CONSPIRACY TO RIG BIDS IN CONNECTION WITH THE HEAVY-LIFT BUSINESS OF HEEREMAC IN THE GULF OF MEXICO, NORTH SEA AND FAR EAST. HEEREMAC WAS FINED $49,000,000 AND THE EMPLOYEE $100,000. AS PART OF THE PLEA, BOTH HEEREMAC AND CERTAIN EMPLOYEES OF HEEREMAC ARE OBLIGATED TO COOPERATE FULLY WITH THE

ANTITRUST DIVISION'S INVESTIGATION. NEITHER JRM, INTERNATIONAL NOR ANY OF THEIR OFFICERS, DIRECTORS OR EMPLOYEES WAS A PARTY TO THESE PROCEEDINGS.

IT IS NOT POSSIBLE AT THIS TIME TO PREDICT THE ULTIMATE OUTCOME OF THE DEPARTMENT OF JUSTICE'S INVESTIGATION, THE GRAND JURY PROCEEDINGS, THE INQUIRY FROM THE SEC OR THE COMPANIES' INTERNAL INVESTIGATIONS, OR ACTIONS THAT MAY BE TAKEN BY OTHERS AS A RESULT OF HEEREMAC'S GUILTY PLEA. HOWEVER, THESE MATTERS COULD RESULT IN CIVIL AND/OR CRIMINAL LIABILITY TO THE COMPANIES AND HAVE A MATERIAL EFFECT ON FUTURE RESULTS OF OPERATIONS.

NOTE 3 - EARNINGS PER SHARE

IN FEBRUARY 1997, THE FINANCIAL ACCOUNTING STANDARDS BOARD ("FASB") ISSUED STATEMENT OF FINANCIAL ACCOUNTING STANDARDS ("SFAS") NO. 128, "EARNINGS PER SHARE." SFAS NO. 128 REPLACED THE PREVIOUSLY REPORTED PRIMARY AND FULLY DILUTED EARNINGS PER SHARE WITH BASIC AND DILUTED EARNINGS PER SHARE. UNLIKE PRIMARY EARNINGS PER SHARE, BASIC EARNINGS PER SHARE EXCLUDES ANY DILUTIVE EFFECTS OF OPTIONS, WARRANTS, AND CONVERTIBLE SECURITIES. DILUTED EARNINGS PER SHARE IS VERY SIMILAR TO THE PREVIOUSLY REPORTED FULLY DILUTED EARNINGS PER SHARE. ALL EARNINGS PER SHARE AMOUNTS HAVE BEEN RESTATED TO CONFORM TO THE NEW REQUIREMENTS.

THE FOLLOWING TABLE SETS FORTH THE COMPUTATION OF BASIC AND DILUTED EARNINGS PER
SHARE:



                                         THREE                 NINE
                                     MONTHS ENDED           MONTHS ENDED

                                  12/31/97   12/31/96   12/31/97  12/31/96
                                  --------   --------   --------  --------
                                                  (UNAUDITED)
                             (IN THOUSANDS, EXCEPT SHARES AND PER SHARE AMOUNTS)

BASIC:

NET INCOME                       $    51,011 $    38,857 $    75,191 $   31,855
-------------------------------------------------------------------------------
LESS DIVIDEND REQUIREMENTS OF
  PREFERRED STOCKS                    (1,800)     (1,800)     (5,400)    (5,400)
-------------------------------------------------------------------------------
NET INCOME FOR BASIC COMPUTATION $    49,211 $    37,057 $    69,791 $   26,455
===============================================================================
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING
  DURING THE PERIOD               41,083,819  40,445,740  40,922,281 40,322,348
-------------------------------------------------------------------------------
EARNINGS PER COMMON SHARE        $      1.20 $      0.92 $      1.71 $     0.66
===============================================================================

                                                            CONTINUED



                                         THREE                 NINE
                                     MONTHS ENDED           MONTHS ENDED

                                  12/31/97   12/31/96   12/31/97  12/31/96
                                  --------   --------   --------  --------
                                                  (UNAUDITED)
                             (IN THOUSANDS, EXCEPT SHARES AND PER SHARE AMOUNTS)
DILUTED:

NET INCOME                       $    51,011 $    38,857 $    75,191 $   31,855

LESS DIVIDEND REQUIREMENTS OF
   PREFERRED STOCKS                        -           -           -     (5,400)
-------------------------------------------------------------------------------
NET INCOME FOR DILUTED
   COMPUTATION                   $    51,011 $    38,857 $    75,191 $   26,455
===============================================================================

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING
   DURING THE PERIOD              41,083,819  40,445,740  40,922,281 40,322,348


COMMON STOCK EQUIVALENTS OF
   STOCK OPTIONS BASED ON
   "TREASURY STOCK" METHOD           289,758     442,197     271,853    460,953

SHARES APPLICABLE TO SERIES A $2.25
   CUMULATIVE CONVERTIBLE
   PREFERRED STOCK                 5,740,940   5,740,940   5,740,940          -
-------------------------------------------------------------------------------
WEIGHTED AVERAGE NUMBER OF COMMON
   AND COMMON EQUIVALENT SHARES
   OUTSTANDING DURING THE PERIOD,
   ASSUMING DILUTION              47,114,517  46,628,877  46,935,074 40,783,301
===============================================================================
EARNINGS PER COMMON AND COMMON
   EQUIVALENT SHARE ASSUMING
   DILUTION                      $      1.08 $      0.83 $      1.60 $     0.65
===============================================================================

DILUTED EARNINGS PER SHARE INCLUDES ONLY COMPUTATIONS WHICH CAUSE DILUTION.

NOTE 4 - DISPOSITION OF ASSETS

ON DECEMBER 19, 1997, JRM AND HEEREMA ENTERED INTO A TRANSACTION PURSUANT TO WHICH THEY TERMINATED THE HEEREMAC JOINT VENTURE (THE "TERMINATION AGREEMENT"). THE HEEREMAC JOINT VENTURE WAS FORMED IN JANUARY 1989 AND UTILIZED THE SPECIALIZED, HEAVY-LIFT MARINE CONSTRUCTION VESSELS WHICH WERE PREVIOUSLY OWNED BY THE TWO PARTIES. EACH PARTY HAD A 50% INTEREST IN THE JOINT VENTURE, AND HEEREMA HAD RESPONSIBILITY FOR ITS DAY-TO-DAY OPERATIONS.

UNDER THE TERMS OF THE TERMINATION AGREEMENT, HEEREMA ACQUIRED AND ASSUMED JRM'S 50% INTEREST IN THE JOINT VENTURE IN EXCHANGE FOR CASH OF $318,500,000 AND TITLE TO SEVERAL PIECES OF EQUIPMENT. THE EQUIPMENT TRANSFERRED TO JRM INCLUDES TWO LAUNCH BARGES AND THE DB101, A 3,500-TON LIFT CAPACITY, SEMI-SUBMERSIBLE DERRICK BARGE. THE EQUIPMENT WILL BE CHARTERED TO HEEREMA UNTIL THE SPRING OF 1998.

THE CONSIDERATION RECEIVED BY JRM INCLUDED A DISTRIBUTION OF EARNINGS OF THE HEEREMAC JOINT VENTURE AND PAYMENT OF PRINCIPAL AND INTEREST UNDER A PROMISSORY NOTE PREVIOUSLY DUE TO JRM (APPROXIMATELY $100,000,000). AS A RESULT OF THE TERMINATION OF THE HEEREMAC JOINT VENTURE, JRM RECORDED A GAIN ON ASSET DISPOSAL OF $223,651,000 AND A DISTRIBUTION OF EARNINGS OF $61,637,000.

NOTE 5 - GOODWILL IMPAIRMENT

DURING THE DECEMBER 1997 QUARTER, MANAGEMENT CONCLUDED THE GOODWILL ASSOCIATED WITH THE ACQUISITION OF OPI IN 1995 NO LONGER HAD VALUE AND RECORDED A CHARGE FOR THE REMAINING GOODWILL OF $262,901,000. THE DECISION WAS BASED ON THE LACK OF VOLUME RELATED TO OPI, THE DEPARTURE OF KEY OPI EXECUTIVES FROM JRM AND THE DISPOSAL OF SIGNIFICANT OPI JOINT VENTURES AND MAJOR OPI VESSELS. THE CHARGE WILL REDUCE FUTURE ANNUAL AMORTIZATION BY APPROXIMATELY $21,800,000.

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

MANAGEMENT'S DISCUSSION OF REVENUES AND OPERATING INCOME IS PRESENTED BY GEOGRAPHIC AREA. OTHER GEOGRAPHIC AREA REVENUES INCLUDE ACTIVITY IN CENTRAL AND SOUTH AMERICA AND ELIMINATIONS BETWEEN GEOGRAPHIC AREAS; AND OTHER GEOGRAPHIC AREA OPERATING INCOME INCLUDES ACTIVITY IN CENTRAL AND SOUTH AMERICA AND THE AMORTIZATION OF COVENANTS-NOT-TO-COMPETE RESULTING FROM JRM'S ACQUISITION OF OFFSHORE PIPELINES, INC. ("OPI") DURING FISCAL YEAR 1995. RESULTS FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 1996 HAVE BEEN RESTATED TO REFLECT THE DISCONTINUANCE OF THE EQUITY METHOD OF ACCOUNTING FOR JRM'S INVESTMENT IN THE HEEREMAC JOINT VENTURE.

STATEMENTS MADE HEREIN WHICH EXPRESS A BELIEF, EXPECTATION OR INTENTION, AS WELL AS THOSE WHICH ARE NOT HISTORICAL FACT, ARE FORWARD LOOKING. THEY INVOLVE A NUMBER OF RISKS AND UNCERTAINTIES WHICH MAY CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM SUCH FORWARD LOOKING STATEMENTS. THESE RISKS AND UNCERTAINTIES INCLUDE, BUT ARE NOT LIMITED TO: DECISIONS ABOUT OFFSHORE DEVELOPMENTS TO BE MADE BY OIL AND GAS COMPANIES; THE HIGHLY COMPETITIVE NATURE OF THE MARINE CONSTRUCTION SERVICES BUSINESS; OPERATING RISKS ASSOCIATED WITH THE MARINE CONSTRUCTION SERVICES BUSINESS; AND THE RESULTS OF THE ONGOING INVESTIGATION BY JRM AND THE U.S. DEPARTMENT OF JUSTICE INTO POSSIBLE ANTI-COMPETITIVE PRACTICES BY JRM.


                                                                          THREE                    NINE
                                                                       MONTHS ENDED            MONTHS ENDED
                                                                   12/31/97    12/31/96    12/31/97    12/31/96
                                                                  ---------   ---------   ---------   ---------
                                                                                   (UNAUDITED)
                                                                                  (IN THOUSANDS)
REVENUES

UNITED STATES                                                     $ 214,740   $ 117,876  $  597,425  $  463,056
EUROPE AND WEST AFRICA                                               82,577     104,526     322,900     305,906
MIDDLE EAST                                                          87,402      62,038     270,607     134,285
FAR EAST                                                             73,928      37,574     239,313     175,265
OTHER (INCLUDING TRANSFER ELIMINATIONS)                              (5,988)     (5,115)    (18,829)     (4,369)
---------------------------------------------------------------------------------------------------------------
TOTAL REVENUES                                                    $ 452,659   $ 316,899  $1,411,416  $1,074,143
===============================================================================================================

OPERATING INCOME

 BUSINESS UNIT INCOME (LOSS) BY GEOGRAPHIC AREA:
  UNITED STATES                                                   $  21,835   $   7,280  $   65,934  $   39,807
  EUROPE AND WEST AFRICA                                              2,715      (4,697)     13,192     (12,294)
  MIDDLE EAST                                                         7,632       4,155      30,143        (494)
  FAR EAST                                                            1,938      (3,337)    (10,627)      3,786
  OTHER                                                              (3,430)      2,029      (2,426)      4,371
---------------------------------------------------------------------------------------------------------------
     TOTAL                                                           30,690       5,430      96,216      35,176
---------------------------------------------------------------------------------------------------------------

 GAIN (LOSS) ON ASSET DISPOSALS AND IMPAIRMENTS-NET:
  UNITED STATES                                                       8,268        (411)      6,173         373
  EUROPE AND WEST AFRICA                                            216,318      29,949     217,199      29,974
  MIDDLE EAST                                                          (976)         33        (840)        412
  FAR EAST                                                                -         648         814         648
  OTHER                                                            (263,940)     11,909    (263,652)     11,782
---------------------------------------------------------------------------------------------------------------

     TOTAL                                                          (40,330)     42,128     (40,306)     43,189
---------------------------------------------------------------------------------------------------------------
INCOME (LOSS) FROM INVESTEES:
  UNITED STATES                                                        (140)         (5)      1,346         200
  EUROPE AND WEST AFRICA                                             62,246      (4,167)     58,666     (13,296)
  FAR EAST                                                            1,378         (86)      2,961        (869)
  OTHER                                                                 361       8,269      (1,097)      7,845
---------------------------------------------------------------------------------------------------------------
     TOTAL                                                           63,845       4,011      61,876      (6,120)
---------------------------------------------------------------------------------------------------------------

 CORPORATE G&A  EXPENSE                                              (1,403)     (3,126)     (9,104)    (10,088)
---------------------------------------------------------------------------------------------------------------
  TOTAL OPERATING INCOME                                          $  52,802   $  48,443  $  108,682  $   62,157
===============================================================================================================

RESULTS OF OPERATIONS - THREE MONTHS ENDED DECEMBER 31, 1997 VS. THREE MONTHS ENDED DECEMBER 31, 1996

REVENUES INCREASED $135,760,000 TO $452,659,000, PRIMARILY DUE TO HIGHER VOLUME IN VIRTUALLY ALL ACTIVITIES IN THE UNITED STATES, THE MIDDLE EAST AND THE FAR EAST. THESE INCREASES WERE PARTIALLY OFFSET BY LOWER VOLUME IN OFFSHORE AND ENGINEERING ACTIVITIES IN EUROPE AND WEST AFRICA AND LOWER ENGINEERING ACTIVITIES IN THE MIDDLE EAST.

BUSINESS UNIT INCOME INCREASED $25,260,000 TO $30,690,000, PRIMARILY DUE TO HIGHER VOLUME IN OFFSHORE AND ENGINEERING ACTIVITIES AND HIGHER VOLUME AND MARGINS IN FABRICATION IN THE UNITED STATES, HIGHER MARGINS IN ENGINEERING IN EUROPE AND WEST AFRICA AND THE MIDDLE EAST, AND HIGHER VOLUME AND LOWER MARGINS IN ALL ACTIVITIES IN THE FAR EAST. IN ADDITION, THERE WERE LOWER OVERALL NET OPERATING EXPENSES IN ALL OF THE GEOGRAPHIC AREAS.

GAIN (LOSS) ON ASSET DISPOSALS AND IMPAIRMENTS-NET DECREASED $82,458,000 FROM A GAIN OF $42,128,000 TO A LOSS OF $40,330,000, PRIMARILY DUE TO THE IMPAIRMENT LOSS OF $262,901,000 RELATING TO GOODWILL ASSOCIATED WITH THE ACQUISITION OF OPI. PRIOR YEAR GAINS FROM THE SALE OF THE DB21, PARTICIPATION IN A GAIN FROM THE SALE OF THE DB100 BY THE HEEREMAC JOINT VENTURE AND THE AMORTIZATION OF THE DEFERRED GAIN RESULTING FROM THE SALE OF THE DB101 AND DB102 ALSO CONTRIBUTED TO THE DECREASE. THESE DECREASES WERE PARTIALLY OFFSET BY THE $223,651,000 GAIN RECOGNIZED FROM THE TERMINATION OF THE HEEREMAC JOINT VENTURE.

INCOME FROM INVESTEES INCREASED $59,834,000 TO $63,845,000, PRIMARILY DUE TO A $61,637,000 DISTRIBUTION OF EARNINGS RELATED TO THE TERMINATION OF THE HEEREMAC JOINT VENTURE.

INTEREST INCOME INCREASED $2,763,000 TO $6,961,000, PRIMARILY DUE TO INCREASES IN CASH EQUIVALENTS, INVESTMENTS IN GOVERNMENT OBLIGATIONS AND OTHER INVESTMENTS DURING THE CURRENT PERIOD.

INTEREST EXPENSE DECREASED $3,441,000 TO $6,749,000, PRIMARILY DUE TO CHANGES IN DEBT OBLIGATIONS AND INTEREST RATES PREVAILING THEREON.

OTHER-NET INCOME INCREASED $1,110,000 TO $4,211,000, PRIMARILY DUE TO HIGHER FOREIGN CURRENCY TRANSACTION GAINS PARTIALLY OFFSET BY MINORITY SHAREHOLDER PARTICIPATION IN THE IMPROVED RESULTS OF MCDERMOTT-ETPM EAST, INC. AND OFFSHORE PRODUCTION VESSELS LIMITED.

THE PROVISION FOR INCOME TAXES DECREASED $481,000 TO $6,214,000 WHILE INCOME BEFORE THE PROVISION FOR INCOME TAXES INCREASED $11,673,000 TO INCOME OF
$57,225,000.  JRM OPERATES IN MANY TAX JURISDICTIONS.   WITHIN THESE
JURISDICTIONS, TAX PROVISIONS VARY BECAUSE OF NOMINAL RATES, ALLOWABILITY OF DEDUCTIONS, CREDITS AND OTHER BENEFITS, AND TAX BASIS (FOR EXAMPLE, REVENUE VERSUS INCOME). THESE VARIANCES, ALONG WITH VARIANCES IN THE MIX OF INCOME WITHIN JURISDICTIONS, ARE OFTEN RESPONSIBLE FOR SHIFTS IN THE EFFECTIVE TAX RATE. AS A RESULT OF THESE FACTORS, AS WELL AS THE REAPPRAISAL OF TAX LIABILITIES IN CERTAIN JURISDICTIONS, THE PROVISION FOR INCOME TAXES WAS 11% OF PRETAX INCOME FOR THE THREE MONTHS ENDED DECEMBER 31, 1997 COMPARED TO A PROVISION FOR INCOME TAXES OF 15% OF PRETAX INCOME FOR THE THREE MONTHS ENDED DECEMBER 31, 1996.

RESULTS OF OPERATIONS - NINE MONTHS ENDED DECEMBER 31, 1997 VS. NINE MONTHS ENDED DECEMBER 31, 1996

REVENUES INCREASED $337,273,000 TO $1,411,416,000, PRIMARILY DUE TO HIGHER VOLUME IN VIRTUALLY ALL ACTIVITIES IN ALL GEOGRAPHIC AREAS, EXCEPT IN OFFSHORE ACTIVITIES IN THE FAR EAST AND ENGINEERING ACTIVITIES IN THE MIDDLE EAST AND EUROPE AND WEST AFRICA.

BUSINESS UNIT INCOME INCREASED $61,040,000 TO $96,216,000. VIRTUALLY ALL ACTIVITIES IN ALL GEOGRAPHIC AREAS, EXCEPT THE FAR EAST, REFLECTED THIS INCREASE.

GAIN (LOSS) ON ASSET DISPOSALS AND IMPAIRMENTS-NET DECREASED $83,495,000 FROM A GAIN OF $43,189,000 TO A LOSS OF $40,306,000, PRIMARILY DUE TO THE IMPAIRMENT LOSS OF $262,901,000 RELATING TO GOODWILL ASSOCIATED WITH THE ACQUISITION OF OPI. PRIOR YEAR GAINS FROM THE SALE OF THE DB21, PARTICIPATION IN A GAIN FROM THE SALE OF THE DB100 BY THE HEEREMAC JOINT VENTURE AND THE AMORTIZATION OF THE DEFERRED GAIN RESULTING FROM THE SALE OF THE DB101 AND DB102 ALSO CONTRIBUTED TO THE DECREASE. THESE DECREASES WERE PARTIALLY OFFSET BY THE $223,651,000 GAIN RECOGNIZED FROM THE TERMINATION OF THE HEEREMAC JOINT VENTURE.

INCOME (LOSS) FROM INVESTEES INCREASED $67,996,000 FROM A LOSS OF $6,120,000 TO INCOME OF $61,876,000, PRIMARILY DUE TO A $61,637,000 DISTRIBUTION OF EARNINGS RELATED TO THE TERMINATION OF THE HEEREMAC JOINT VENTURE.

INTEREST INCOME INCREASED $5,252,000 TO $16,549,000, PRIMARILY DUE TO INCREASES IN CASH EQUIVALENTS, INVESTMENTS IN GOVERNMENT OBLIGATIONS AND OTHER INVESTMENTS DURING THE CURRENT PERIOD.

INTEREST EXPENSE DECREASED $7,900,000 TO $23,354,000, PRIMARILY DUE TO CHANGES IN DEBT OBLIGATIONS AND INTEREST RATES PREVAILING THEREON.

OTHER-NET DECREASED $5,005,000 TO $4,693,000, PRIMARILY DUE TO A DECREASE IN CERTAIN REIMBURSED FINANCING COSTS AND MINORITY SHAREHOLDER PARTICIPATION IN THE IMPROVED RESULTS OF OFFSHORE PRODUCTION VESSELS LIMITED AND MCDERMOTT SUBSEA CONSTUCTORS LIMITED. THESE DECREASES WERE PARTIALLY OFFSET BY HIGHER FOREIGN CURRENCY TRANSACTION GAINS.

THE PROVISION FOR INCOME TAXES INCREASED $11,336,000 TO $31,379,000 WHILE INCOME BEFORE THE PROVISION FOR INCOME TAXES INCREASED $54,672,000 TO $106,570,000.
THE PROVISION FOR INCOME TAXES WAS 29% OF PRETAX INCOME FOR THE NINE MONTHS ENDED DECEMBER 31, 1997 COMPARED TO A PROVISION FOR INCOME TAXES OF 39% FOR THE NINE MONTHS ENDED DECEMBER 31, 1996.


BACKLOG
-------
                                        12/31/97      3/31/97
                                        --------      -------
                                             (UNAUDITED)
                                            (IN THOUSANDS)

UNITED STATES                        $   505,778   $  565,318
EUROPE AND WEST AFRICA                   116,542      297,767
MIDDLE EAST                              240,233      443,393
FAR EAST                                 439,906      453,748
OTHER                                      3,068            -
-------------------------------------------------------------
TOTAL BACKLOG                        $ 1,305,527   $1,760,226
=============================================================
JRM'S UNITED STATES, FAR EAST AND NORTH SEA MARINE MARKETS REMAIN STEADY. THE NORTH SEA ENGINEERING MARKET AND MIDDLE EAST MARKETS ARE BEGINNING TO WEAKEN. BACKLOG RELATING TO CONTRACTS TO BE PERFORMED BY JRM'S UNCONSOLIDATED JOINT VENTURES (NOT INCLUDED ABOVE) WAS $1,127,000,000 AT DECEMBER 31, 1997 COMPARED TO $1,439,000,000 (OF WHICH $645,000,000 WAS RELATED TO THE HEEREMAC JOINT VENTURE) AT MARCH 31, 1997.

IN GENERAL, JRM'S BUSINESS IS CAPITAL INTENSIVE AND RELIES ON LARGE CONTRACTS FOR A SUBSTANTIAL AMOUNT OF ITS REVENUES.


Liquidity and Capital Resources
-------------------------------

DURING THE NINE MONTHS ENDED DECEMBER 31, 1997, JRM'S CASH AND CASH EQUIVALENTS INCREASED $278,944,000 TO $413,892,000 AND TOTAL DEBT DECREASED $99,609,000 TO
$282,929,000, PRIMARILY DUE TO REPAYMENT OF $81,169,000 IN LONG-TERM DEBT AND A DECREASE IN SHORT-TERM BORROWINGS OF $23,856,000. DURING THIS PERIOD, JRM PROVIDED CASH OF $357,866,000 FROM OPERATING ACTIVITIES, AND RECEIVED CASH OF $283,827,000 FROM THE DISPOSITION OF ASSETS AND $8,477,000 FROM THE ISSUANCE

OF STOCK UPON EXERCISE OF STOCK OPTIONS. JRM USED CASH OF $240,950,000 FOR NET PURCHASES OF INVESTMENTS, $18,917,000 FOR ADDITIONS TO PROPERTY, PLANT AND EQUIPMENT AND $5,400,000 FOR CASH DIVIDENDS ON PREFERRED STOCK.

ON DECEMBER 19, 1997, JRM AND HEEREMA OFFSHORE CONSTRUCTION GROUP, INC. ("HEEREMA") ENTERED INTO A TRANSACTION PURSUANT TO WHICH THEY TERMINATED THE HEEREMAC JOINT VENTURE (THE "TERMINATION AGREEMENT"). UNDER THE TERMS OF THE TERMINATION AGREEMENT, HEEREMA ACQUIRED AND ASSUMED JRM'S 50% INTEREST IN THE JOINT VENTURE IN EXCHANGE FOR CASH OF $318,500,000 AND TITLE TO SEVERAL PIECES OF EQUIPMENT, INCLUDING TWO LAUNCH BARGES AND THE DB101, A 3,500-TON LIFT CAPACITY, SEMI-SUBMERSIBLE DERRICK BARGE. THE CONSIDERATION RECEIVED BY JRM INCLUDED A $61,637,000 DISTRIBUTION OF EARNINGS OF THE HEEREMAC JOINT VENTURE AND PAYMENT OF PRINCIPAL AND INTEREST UNDER A PROMISSORY NOTE PREVIOUSLY DUE TO JRM (APPROXIMATELY $100,000,000). AS A RESULT OF THE TERMINATION AGREEMENT, JRM RECORDED A GAIN ON ASSET DISPOSAL OF APPROXIMATELY $223,651,000 AND A DISTRIBUTION OF EARNINGS OF $61,637,000. JRM INVESTED THE CASH PROCEEDS IT RECEIVED IN DEBT SECURITIES.

EXPENDITURES FOR PROPERTY, PLANT AND EQUIPMENT DECREASED $34,595,000 TO $18,917,000 FOR THE NINE MONTHS ENDED DECEMBER 31, 1997, COMPARED WITH THE SAME PERIOD IN THE PRIOR YEAR. THE MAJORITY OF THESE EXPENDITURES WERE TO MAINTAIN, REPLACE AND UPGRADE EXISTING FACILITIES AND EQUIPMENT.

AT DECEMBER 31 AND MARCH 31, 1997, JRM HAD AVAILABLE VARIOUS UNCOMMITTED SHORT-TERM LINES OF CREDIT FROM BANKS TOTALING $27,963,000 AND $34,174,000, RESPECTIVELY. BORROWINGS BY JRM AGAINST THESE LINES OF CREDIT AT DECEMBER 31 AND MARCH 31, 1997 WERE $4,123,000 AND $23,858,000, RESPECTIVELY. JRM IS ALSO A PARTY TO AN UNSECURED AND COMMITTED REVOLVING CREDIT FACILITY (THE "JRM REVOLVER"). THERE WERE NO BORROWINGS OUTSTANDING AT DECEMBER OR MARCH 31, 1997 UNDER THE JRM REVOLVER. AS A CONDITION TO BORROWING UNDER THE FACILITY, JRM MUST COMPLY WITH CERTAIN REQUIREMENTS, INCLUDING LEGAL REPRESENTATIONS. DUE TO THE UNCERTAINTY ASSOCIATED WITH THE ONGOING INVESTIGATION BY JRM AND THE U.S. DEPARTMENT OF JUSTICE INTO POSSIBLE ANTI-COMPETITIVE PRACTICES BY JRM AND OTHERS (SEE NOTE 2 TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS), JRM CANNOT PRESENTLY SATISFY THESE LEGAL REPRESENTATIONS, AND THEREFORE, CANNOT BORROW UNDER THE JRM REVOLVER. THE JRM REVOLVER ALSO LIMITS THE AMOUNT OF FUNDS WHICH JRM CAN BORROW FROM OTHER SOURCES. IT IS NOT ANTICIPATED THAT JRM WILL NEED TO BORROW FUNDS UNDER THE JRM REVOLVER DURING FISCAL YEAR 1998.

JRM IS RESTRICTED, AS A RESULT OF COVENANTS IN ITS CREDIT AGREEMENTS, IN PAYING CASH DIVIDENDS ON

OR BUYING BACK ITS OUTSTANDING COMMON AND PREFERRED STOCK (INCLUDING PAYING THE ANNUAL CASH DIVIDENDS OF $7,200,000 ON ITS SERIES A PREFERRED STOCK HELD BY INTERNATIONAL OR BUYING BACK SUCH PREFERRED STOCK OR THE SHARES OF COMMON STOCK OWNED BY INTERNATIONAL). AT DECEMBER 31, 1997, JRM HAD APPROXIMATELY $49,468,000 WITH WHICH IT COULD PAY DIVIDENDS OR PURCHASE ITS COMMON AND PREFERRED STOCK UNDER THESE COVENANTS. IN ADDITION, JRM IS RESTRICTED IN MAKING UNSECURED LOANS TO OR INVESTMENTS IN INTERNATIONAL UNDER ITS CREDIT AGREEMENTS.

ON JULY 15, 1997, JRM REDEEMED THE $70,000,000 OUTSTANDING PRINCIPAL AMOUNT OF ITS 12.875% GUARANTEED SENIOR NOTES DUE 2002 FOR AN AGGREGATE REDEMPTION PRICE OF $78,986,250 INCLUDING A PREMIUM OF $4,480,000 AND ACCRUED INTEREST TO THE REDEMPTION DATE OF $4,506,250.

WORKING CAPITAL INCREASED $116,913,000 TO $249,048,000 AT DECEMBER 31, 1997 FROM $132,135,000 AT MARCH 31, 1997. DURING THE REMAINDER OF FISCAL YEAR 1998, JRM EXPECTS TO OBTAIN FUNDS TO MEET WORKING CAPITAL, CAPITAL EXPENDITURE AND DEBT MATURITY REQUIREMENTS FROM OPERATING ACTIVITIES AND FROM CASH AND CASH EQUIVALENTS. LEASING AGREEMENTS FOR EQUIPMENT, WHICH ARE SHORT-TERM IN NATURE, ARE NOT EXPECTED TO IMPACT JRM'S LIQUIDITY OR CAPITAL RESOURCES.

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

AT ITS JULY 1997 MEETING, THE EMERGING ISSUES TASK FORCE REACHED A FINAL CONSENSUS ON ISSUE 96 -16, "INVESTOR'S ACCOUNTING FOR AN INVESTEE WHEN THE INVESTOR HAS A MAJORITY OF THE VOTING INTEREST BUT THE MINORITY SHAREHOLDER OR SHAREHOLDERS HAVE CERTAIN APPROVAL OR VETO RIGHTS." THIS ISSUE ADDRESSES WHETHER TO CONSOLIDATE A MAJORITY OWNED INVESTEE WHEN THE RIGHTS OF THE MINORITY MAKE IT UNCLEAR IF THE MAJORITY OWNER ACTUALLY HAS CONTROL, AND ESTABLISHES CRITERIA FOR MAKING THIS DECISION. FOR EXISTING INVESTMENT AGREEMENTS, THE GUIDANCE IS EFFECTIVE FOR FISCAL YEARS ENDING AFTER DECEMBER 15, 1998. JRM HAS NOT YET FINALIZED ITS REVIEW OF THE IMPACT OF THIS GUIDANCE.

                                    PART II

                             J. RAY MCDERMOTT, S.A.

                               OTHER INFORMATION
                               ------------------



NO INFORMATION IS APPLICABLE TO PART II FOR THE CURRENT QUARTER, EXCEPT AS NOTED
BELOW:


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

        (A) EXHIBITS

            27 FINANCIAL DATA SCHEDULE

        (B) REPORTS ON FORM 8-K

            A CURRENT REPORT ON FORM 8-K WAS FILED ON JANUARY 2, 1998.

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


FEBRUARY 10, 1998

                                 EXHIBIT INDEX


EXHIBIT    DESCRIPTION
-------    -----------

   27      FINANCIAL DATA SCHEDULE