Form 10-K
period 1998-03-31
MCDERMOTT J RAY SA
filed 1998-06-16
CIK 934590

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

(Mark One)                        FORM  10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended March 31, 1998

[_] OR TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

9.375% Senior Subordinated Notes due July 2006     New York Stock Exchange

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


                           YES  [X]        NO    [_]


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.                                                                   [_]

The aggregate market value of voting Common Stock held by non-affiliates of the registrant was $753,584,191 as of May 14, 1998.


The number of shares outstanding of the Company's Common Stock at May 14, 1998 was 40,773,874.

                      DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the Company's 1998 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

                            J. RAY McDERMOTT, S.A.

                               INDEX - FORM 10-K

                                    PART 1

                                                                            PAGE

Items 1. & 2.  BUSINESS AND PROPERTIES

A.        General                                                              1

B.        Description of Operations

          General                                                              2
          Foreign Operations                                                   4
          Raw Materials                                                        4
          Customers and Competition                                            4
          Backlog                                                              5
          Factors Affecting Demand                                             6

C.        Patents and Licenses                                                 6

D.        Insurance                                                            6

E.        Employees                                                            7

F.        Environmental Regulations and Matters                                7

G.        Transactions With Related Parties                                    7

Item 3.   LEGAL PROCEEDINGS                                                    8

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                  9

                               INDEX - FORM 10-K

                                    PART II

                                                                            PAGE


Item 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK
          AND RELATED STOCKHOLDER MATTERS                                     10

Item 6.   SELECTED FINANCIAL DATA                                             11

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION  AND RESULTS OF OPERATIONS

          General                                                             12
          Fiscal Year 1998 vs  Fiscal Year 1997                               12
          Fiscal Year 1997 vs  Fiscal Year 1996                               14
          Effects of Inflation and Changing Prices                            15
          Liquidity and Capital Resources                                     15
          Impact of the Year 2000                                             17
          New Accounting Standard                                             18

Item 8.   CONSOLIDATED FINANCIAL STATEMENTS AND
          SUPPLEMENTARY DATA

          Company Report on Consolidated Financial Statements                 19
          Report of Independent Auditors                                      20
          Consolidated Balance Sheet - March 31, 1998 and 1997                21
          Consolidated Statement of Income (Loss) for the
          Three Fiscal Years ended March 31, 1998                             23
          Consolidated Statement of Stockholders' Equity for the
          Three Fiscal Years ended March 31, 1998                             24
          Consolidated Statement of Cash Flows for the Three
          Fiscal Years ended March 31, 1998                                   26
          Notes to Consolidated Financial Statements                          28

Item 9.   CHANGES IN AND DISAGREEMENTS WITH AUDITORS ON ACCOUNTING
          AND FINANCIAL DISCLOSURE                                            59

                               INDEX - FORM 10-K

                                   PART III
                                                                            PAGE

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                  60

Item 11.  EXECUTIVE COMPENSATION                                              60

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT                                                          60

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                      60


                                 PART IV


Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES
          AND REPORTS ON FORM 8-K                                             61

Signatures                                                                    64

Exhibit 21 - SIGNIFICANT SUBSIDIARIES OF THE REGISTRANT                       67

Exhibit 23 - CONSENT OF INDEPENDENT AUDITORS                                  68

Exhibit 27 - FINANCIAL DATA SCHEDULE                                          69

                                    PART I



Items 1. and 2. BUSINESS AND PROPERTIES


A. GENERAL

During fiscal year 1995, McDermott International, Inc. contributed substantially all of its marine construction services business to J. Ray McDermott, S.A. ("JRM"), a new company incorporated under the laws of the Republic of Panama in 1994. On January 31, 1995, JRM acquired Offshore Pipelines, Inc. ("OPI") in a merger transaction (the "Merger"). Prior to the Merger with OPI, JRM was a wholly owned subsidiary of McDermott International, Inc.; as a result of the Merger, JRM is a majority owned subsidiary of McDermott International, Inc. JRM's Common Stock and 9.375% Senior Subordinated Notes due July 2006 are publicly traded.

McDermott International, Inc. received as consideration for its contribution to
JRM: 3,200,000 shares of JRM Series A $2.25 Cumulative Convertible Preferred Stock; $231,000,000 of 9% Senior Subordinated Notes due 2001; 24,668,297 shares of JRM common stock; and other consideration. OPI investors received 13,867,946 shares of JRM common stock; options to acquire 897,818 shares of JRM common stock and 458,632 shares of JRM Series B $2.25 Cumulative Convertible Exchangeable Preferred Stock in exchange for all of the outstanding common stock, common stock options and preferred stock of OPI. During fiscal year 1996, 458,382 shares of Series B Preferred Stock were converted into 1,065,193 shares of common stock and the remaining 250 shares were redeemed for cash. During fiscal year 1997, the 9% Senior Subordinated Notes due 2001 held by McDermott International, Inc. together with accrued interest were paid in full by JRM from proceeds of a debt offering by JRM of $250,000,000 in principal amount of 9.375% Senior Subordinated Notes due July 2006.

The discussion set forth below under Items 1. and 2., Business and Properties, describes the business of JRM as currently conducted after the Merger.

Unless the context otherwise requires, hereinafter, "JRM" means J. Ray McDermott, S.A. and its consolidated subsidiaries; "International" means McDermott International, Inc., a Panama corporation that is the parent company of the McDermott group of companies and the majority owner of JRM; and "McDermott International" means the consolidated enterprise.

JRM, together with its subsidiaries and joint ventures, supplies worldwide services for the offshore oil and gas exploration and production and hydrocarbon processing industries, and to other marine construction companies. Principal activities include the design, engineering, fabrication and installation of offshore drilling and production platforms and other specialized structures, modular facilities, marine pipelines and subsea production systems.

JRM has a continuing program of reviewing joint venture, acquisition and disposition opportunities.

B. DESCRIPTION OF OPERATIONS


GENERAL

JRM's services include the basic and detailed design, engineering, fabrication and installation of offshore drilling and production platforms and other specialized structures, modular facilities, marine pipelines, and subsea production systems. JRM also provides comprehensive project management services, feasibility studies, engineering services, subsea trenching services, diving services, procurement activities and removal, salvage and refurbishment services for offshore fixed platforms. JRM and its joint ventures operate throughout the world in all major offshore oil and gas producing regions, including the Gulf of Mexico, the North Sea, West Africa, South America, the Middle East, India and the Far East.

JRM conducts operations both directly and through its participation in joint ventures, some of which it manages and others of which are managed by other marine construction contractors. Some of JRM's joint ventures are consolidated for financial reporting purposes while others are accounted for using either the equity or the cost method. JRM's joint ventures are largely financed through their own resources, including, in some cases, stand-alone borrowing arrangements. JRM's two most significant joint venture investments were in the HeereMac joint venture, which was accounted for by the cost method, and the McDermott-ETPM joint venture, which was comprised of several joint venture operating companies, all of which were consolidated for financial reporting purposes other than McDermott-ETPM West, Inc. which was accounted for by the equity method.

On December 19, 1997, JRM and Heerema Offshore Construction Group, Inc. ("Heerema") terminated the HeereMac joint venture. The HeereMac joint venture was formed in January 1989 and utilized the specialized, heavy-lift marine construction vessels which were previously owned by the two parties. Each party had a 50% interest in the joint venture, and Heerema had responsibility for its day-to-day operations. Pursuant to the termination, Heerema acquired and assumed JRM's 50% interest in the joint venture in exchange for cash of $318,500,000 and title to several pieces of equipment. The equipment transferred to JRM includes two launch barges and the derrick barge 101, a 3,500 ton lift capacity, semi-submersible derrick barge.

JRM formed its initial joint venture with ETPM S.A., McDermott-ETPM, in April 1989 to provide general marine construction services to the petroleum industry in West Africa, South America, the Middle East and India and offshore pipelaying services in the North Sea. With the addition of two new joint venture operating companies in March 1995, JRM and ETPM S.A. expanded their joint venture's operations to include the Far East and began jointly pursuing subsea contracting work on a worldwide basis. Most of the operating companies in the McDermott-ETPM joint venture were majority-owned and controlled by JRM. However, the operations of McDermott-ETPM West, Inc., which conducts operations in the North Sea, South America and West Africa, were managed and controlled by ETPM S.A.

On April 3, 1998, JRM and ETPM S.A. terminated the McDermott-ETPM joint venture. Pursuant to the termination, JRM received net cash of approximately $105,000,000 and the derrick/lay barge 1601 and assumed 100% ownership of McDermott-

ETPM East, Inc. and McDermott-ETPM Far East, Inc. ETPM S.A. received the lay barge 200 and took ownership of McDermott Subsea Constructors Limited ("MSCL") and McDermott-ETPM West, Inc.

JRM participates in other joint ventures involving operations in foreign countries that require majority-ownership by local interests. Through a subsidiary, JRM also participates in an equally owned joint venture with the Brown & Root Energy Services unit of Halliburton Company ("Brown & Root"), which was formed in February 1995 to combine the operations of JRM's Inverness and Brown & Root's Nigg fabrication facilities in Scotland.

In May 1998, JRM sold its interest in McDermott Engineering (Europe) Limited and announced its intention to exit other European engineering operations. See Note 16 to the consolidated financial statements regarding these events. These actions leave only Mentor Subsea Technology Services, Ltd. to maintain JRM's presence in the European subsea markets.

At March 31, 1998, JRM owned or operated 6 fabrication facilities throughout the world. JRM's principal domestic fabrication yard and offshore base is located on 1,114 acres of land, under lease, near Morgan City, Louisiana. JRM also owns or operates fabrication facilities near Corpus Christi, Texas, near Inverness, Scotland, in Indonesia on Batam Island, in Jebel Ali, U.A.E. and in Warri, Nigeria. JRM also owns and operates a ship repair and fabrication yard in VeraCruz, Mexico.

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

At March 31, 1998, expiration dates, including renewal options, of leases covering land for JRM's fabrication yards were as follows:

                 Morgan City, Louisiana       Years 2000-2033
                 Jebel Ali, U.A.E.            Year 2005
                 Batam Island, Indonesia      Year 2008
                 Warri, Nigeria               Year 2065

Pursuant to the termination of the McDermott-ETPM joint venture in April 1998, ETPM S.A. acquired the fabrication facility located at Warri, Nigeria.

JRM owns or, through its ownership interests in joint ventures, has interests in one of the largest fleets of marine equipment used in major offshore construction. The nucleus of a "construction spread" is a large derrick barge, pipelaying barge or combination derrick-pipelaying barge capable of offshore operations for an extended period of time in remote locations. At March 31, 1998, JRM owned or, through ownership interests in joint ventures, had interests in 5 derrick vessels, 4 pipelaying vessels, 9 combination derrick-pipelaying vessels and 3 pipe burying vessels. The lifting capacities of the derrick and combination derrick-pipelaying vessels range from 250 to 5,000 tons. These vessels range in length from 400 to 698 feet and are fully equipped with stiff leg or revolving cranes, auxiliary cranes, welding equipment, pile-driving hammers, anchor winches and a variety of additional gear. The largest vessels are the semi-submersible derrick barge 101, and the lay barge 200, a semi-submersible pipelaying vessel. Pursuant to the termination of the McDermott-ETPM joint venture, ETPM S.A. received the lay barge 200 and two other vessels owned by MSCL and JRM received ETPM S.A.'s derrick/lay barge 1601. In addition, subsequent to fiscal year end, JRM's Malaysian joint venture sold two combination derrick-pipelaying vessels and JRM sold two pipe burying vessels.

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


FOREIGN OPERATIONS

The amount of JRM's revenues and segment income derived from operations located outside of the United States, and the approximate percentages to JRM's total revenues and total segment income, respectively, follow:


                         REVENUES             SEGMENT INCOME
  FISCAL YEAR       AMOUNT      PERCENT     AMOUNT    PERCENT
                                   (Dollars in thousands)

     1998        $ 1,122,084      60%     $317,482      231%

     1997            852,062      60%       14,525      45%

     1996            855,244      68%       16,883      35%


RAW MATERIALS

The raw materials used by JRM, such as carbon and alloy steel in various forms, welding gases, concrete, fuel oil and gasoline, are available from many sources and JRM is not dependent upon any single supplier or source. Although shortages of certain of these raw materials and fuels have existed from time to time, no serious shortage exists at the present time.


CUSTOMERS AND COMPETITION

JRM's principal customers are oil and gas companies, including foreign government owned companies. Customers generally contract with JRM for the design, engineering, fabrication and installation of offshore drilling and production platforms and other specialized structures, modular facilities, marine pipelines and subsea production systems. Contracts are usually awarded on a competitive bid basis. There are a number of companies which compete effectively with JRM and its joint ventures in each of the separate marine construction phases in various parts of the world.

BACKLOG

As of March 31, 1998 and 1997, JRM's backlog amounted to $1,267,148,000 and $1,776,663,000, respectively. Backlog decreased primarily as a result of a decline in engineering, procurement and construction activities in the Middle East, procurement activities in the Far East, engineering activities in the North Sea and management's focus on higher margin projects. Of the March 31, 1998 backlog, management expects that approximately $942,077,000 will be recognized in revenues in fiscal year 1999, $225,602,000 in fiscal year 2000 and $99,469,000 thereafter.

During fiscal year 1998, JRM received contract awards valued at $50,000,000 from British-Borneo Exploration, Inc. for work on the Morpeth Field Development in the Gulf of Mexico. Under the contract, JRM will transport and install a SeaStar mini-tension leg platform and associated pipelines at Ewing Banks Block 921 in 1,670 feet of water. JRM also has the responsibility for subsea system design, procurement and commissioning through its subsidiary Mentor Subsea Technology Services, Ltd. JRM will also install 21 miles of 8-inch and 12-inch diameter pipeline utilizing conventional S-lay technology. The installation will be complete in the summer of 1998. JRM has also been awarded a contract from Shell Offshore Inc., valued at approximately $25,000,000, for construction of a fixed-base platform for an offshore development in the Gulf of Mexico. The platform is being designed by JRM under a separate contract with Shell. The installation will take place in July 1998 and the lift will be the heaviest to date in the Gulf of Mexico. When complete, this platform will be the world's deepest tripod, standing 750 feet above the floor of the Gulf of Mexico.
Backlog also includes a $112,300,000 contract attributable to an agreement with a customer for exclusive use of a company vessel over a two-year period. As of March 31, 1998, the customer could release the vessel to the company for a stand-by payment of $16,200,000. In management's opinion, the vessel will be utilized at levels to achieve the backlog amount.

Not included in backlog at March 31, 1998, is a $70,000,000 contract awarded in May 1998 from British-Borneo Exploration, Inc., for work on the Allegheny field development in the Gulf of Mexico. Under the contract, JRM will transport and install the hull, deck, pilings and tendons for a SeaStar mini-tension leg platform in 3,300 feet of water. JRM will also design steel catenary risers ("SCRs") and design, procure and commission five subsea completions and two riser-end manifolds. In addition, the contract includes the installation of two 12-inch diameter export pipeline SCRs and six miles of interfield flowlines and associated SCRs. The work is scheduled for completion in the summer of 1999.

Not included in JRM's backlog at March 31, 1998 and 1997 was backlog relating to contracts to be performed by unconsolidated joint ventures of approximately $587,000,000 (excluding McDermott-ETPM West, Inc.) and $1,426,000,000, respectively. Included in the 1997 backlog was $645,000,000 and $300,000,000 related to the HeereMac and McDermott-ETPM West, Inc. joint ventures, respectively.

Work has historically been performed on a fixed-price, cost-plus or day-rate basis or a combination thereof. More recently, certain "partnering type" contracts have introduced a risk and reward element wherein a portion of total compensation is tied to the overall performance of the alliance partners. JRM attempts to cover increased costs of anticipated changes in labor, material and service costs of long-term contracts either through an estimate of such changes, which is reflected in the original price, or through price escalation clauses. Most long-term contracts have provisions for progress payments.

FACTORS AFFECTING DEMAND

The activity of JRM depends mainly on the capital expenditures of oil and gas companies and foreign governments for developmental construction. These expenditures are influenced by the selling price of oil and gas along with the cost of production and delivery, the terms and conditions of offshore leases, the discovery rates of new reserves offshore, the ability of the oil and gas industry to raise capital, and local and international political and economic conditions. In some Far East countries, internal consumption of oil and gas products has decreased due to the current economic crisis.

Oil and gas company capital exploration and production budgets for calendar year 1998 were projected to increase for the fourth consecutive year to the highest level in the past ten years but may now be curtailed by falling oil and gas prices. Increased production and lower worldwide demand for petroleum products has led to a significant drop in oil prices and downward pressure on natural gas prices. Economic and political instability in Indonesia and political turmoil on the Indian subcontinent are expected to have an adverse effect on exploration and production spending. Worldwide demand for offshore drilling rigs, particularly for deepwater exploration, has remained strong and this, historically, has been a leading indicator for an increase in the need for marine construction services. JRM's markets are expected to continue to emerge from the competitive environment that has put pressure on margins in prior periods.

C.   PATENTS AND LICENSES

JRM owns or has exclusive rights to use, for marine construction purposes, a number of patents relating to offshore platform design, fabrication and installation and pipelaying operations. JRM also co-owns several other patents relating to such operations. Although in the aggregate these patents are important to JRM, JRM does not consider any single patent to be of a critical or essential nature. In general, JRM depends on its technological capabilities and the application of know-how as well as patents in the conduct of its business.

D.   INSURANCE

JRM maintains liability and property insurance against such risk and in such amounts as it considers adequate. However, certain risks are either not insurable or insurance is available only at rates which JRM considers uneconomical. Among such risks are war and confiscation of property in certain areas of the world and pollution liability in excess of relatively low limits. Depending on competitive conditions and other factors, JRM endeavors to obtain contractual protection against uninsured risks from its customers. However, there is no assurance that insurance or contractual indemnity protection, when obtained, will be sufficient or effective under all circumstances or against all hazards to which JRM may be subject.

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

E.   EMPLOYEES

At March 31, 1998, JRM employed, under its direct supervision, approximately 11,700 persons compared with 11,600 at March 31, 1997. Approximately 700 employees were members of labor unions at March 31, 1998 compared with 500 at March 31, 1997. JRM considers its relationship with its employees to be satisfactory.

F.   ENVIRONMENTAL REGULATIONS AND MATTERS

JRM is subject to the existing and evolving standards relating to the environment. These laws include the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 and similar laws which provide for responses to and liability for releases of hazardous substances into the environment; and the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act and other federal laws, each as amended, and similar foreign, state or local counterparts to these federal laws, which regulate air emissions, water discharges, hazardous substances and wastes, and require public disclosure related to the use of various hazardous substances. JRM's operations are also governed by laws and regulations relating to workplace safety and worker health, primarily Occupational Safety and Health Act and regulations promulgated thereunder. JRM believes that its facilities are in substantial compliance with current regulatory standards.

JRM's compliance with U.S. federal, state and local environmental control and protection regulations did not necessitate any capital expenditures in fiscal year 1998, and management expects such capital expenditures will not be material
for the foreseeable future.   Management cannot predict all of the environmental
requirements or circumstances which will exist in the future, but anticipates that environmental control and protection standards will become increasingly stringent and costly. Complying with existing environmental regulations resulted in pretax charges of approximately $1,443,000 in fiscal year 1998.

Compliance with existing government regulations controlling the discharge of materials into the environment, or otherwise relating to the protection of the environment does not have, nor does management expect it to have, a material adverse effect upon JRM's consolidated financial position or results of operations.

G.   TRANSACTIONS WITH RELATED PARTIES

JRM has material transactions occurring during the normal course of operations with McDermott International and other affiliated companies. JRM has also entered into various agreements with International and its subsidiaries. (See
Note 5 to the consolidated financial statements.)

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

Item 3.   LEGAL PROCEEDINGS

In March 1997, JRM and International, with the help of outside counsel, began an investigation into allegations of wrongdoing by a limited number of former employees of JRM and International and others. The allegations concerned the heavy-lift business of the HeereMac joint venture. Upon becoming aware of these allegations, JRM and International notified authorities, including the Antitrust Division of the U.S. Department of Justice and the European Commission. As a result of JRM's and International's prompt disclosure of the allegations, both companies and the individuals who were officers, directors and employees of JRM or International at the time of the disclosure were granted immunity from criminal prosecution by the Department of Justice for any anti-competitive acts involving worldwide heavy-lift activities.

After receiving the allegations, JRM initiated action to terminate its interest in HeereMac, and on December 19, 1997, JRM's partner in the joint venture, Heerema Offshore Construction Group, Inc. ("Heerema"), acquired JRM's interest in exchange for $318,500,000 in cash and title to several pieces of equipment, including launch barges and the derrick barge 101, a 3,500 ton lift capacity semi-submersible derrick barge. On December 21, 1997, HeereMac and a HeereMac employee pled guilty to criminal charges by the Department of Justice that they and others had participated in a conspiracy to rig bids in connection with the heavy-lift business of HeereMac in the Gulf of Mexico, North Sea and Far East. HeereMac was fined $49,000,000 and the employee $100,000. As part of the plea, both HeereMac and certain employees of HeereMac agreed to cooperate fully with the Department of Justice investigation. Neither JRM, International nor any of their officers, directors or employees was a party to those proceedings.

JRM and International have cooperated and are continuing to cooperate with the Department of Justice in its investigation. Near the end of calendar 1997, the Department of Justice requested additional information from the companies relating to possible anti-competitive activity in the marine construction business of McDermott-ETPM East, Inc., one of the operating companies within JRM's former McDermott-ETPM joint venture with ETPM S.A., a French company. Pursuant to the termination of the McDermott-ETPM joint venture on April 3, 1998, JRM assumed 100% ownership of McDermott-ETPM East, Inc., which has been renamed J. Ray McDermott Middle East, Inc.

JRM and International are also cooperating with the Securities and Exchange Commission ("SEC"), which also requested information and documents from the companies with respect to certain of the foregoing matters. JRM and International are subject to a judicial order entered in 1976, with the consent of McDermott Incorporated (which at that time was the parent of the McDermott group of companies), pursuant to an SEC complaint ("Consent Decree"). The Consent Decree prohibits the companies from making false entries in their books, maintaining secret or unrecorded funds or using corporate funds for unlawful purposes. Violations of the Consent Decree could result in substantial civil and/or criminal penalties to the companies.

In June 1998, Phillips Petroleum Company (individually and on behalf of certain co-venturers) and certain related entities filed a complaint in the United States District Court for the Southern District of Texas against JRM, International, McDermott Incorporated, McDermott-ETPM, Inc., certain JRM subsidiaries, HeereMac, Heerema, certain Heerema affiliates, and others. The complaint alleges that the defendants engaged in anti-competitive acts in violation of Sections 1 and 2 of the Sherman Act and Sections 15.05(a) and (b) of the Texas Business and Commerce Code, engaged in fraudulent activity and tortiously interfered with the plaintiffs' businesses in connection with certain offshore transportation and installation projects in the Gulf of Mexico, North Sea and Far East. In addition to seeking actual damages and attorneys' fees, the plaintiffs have requested punitive as well as treble damages.

It is not possible to predict the ultimate outcome of the Department of Justice investigation, the SEC inquiry, the companies' internal investigation, the above referenced lawsuit, or the actions that may be taken by others as a result of HeereMac's guilty plea or otherwise. However, these matters could result in civil and/or criminal liability and have a material adverse effect on JRM's consolidated financial position and results of operations.

In addition to the foregoing, due to the nature of its business, JRM is, from time to time, involved in routine litigation related to its business activity. It is management's opinion that none of this litigation will have a material adverse effect on JRM's consolidated financial position or results of operations.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

                                    PART II


Item 5.   MARKET  FOR  THE  REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
          MATTERS

JRM's Common Stock is traded on the New York Stock Exchange. High and low stock prices for the fiscal years ended March 31, 1997 and 1998 were as follows:


                        FISCAL YEAR 1997
                        ----------------

                           SALES PRICE
                           -----------
QUARTER ENDED             HIGH      LOW
-------------             ----      ---

June 30, 1996          $ 26-3/8   $ 18-7/8

September 30, 1996       29-7/8        21

December 31, 1996            30    21-1/2

March 31, 1997           26-1/8    21-3/4


                        FISCAL YEAR 1998
                        ----------------

                           SALES PRICE
                           -----------
QUARTER ENDED             HIGH      LOW
-------------             ----      ---

June 30, 1997          $ 27-7/8   $ 16-1/4

September 30, 1997           49         27

December 31, 1997        52-1/4    34-3/16

March 31, 1998           45-5/16     31-7/8


JRM has never paid any dividends on its Common Stock, and management does not anticipate any such dividends will be paid for the foreseeable future. As of March 31, 1998, the approximate number of record holders of Common Stock was 577.

Item 6.   SELECTED FINANCIAL DATA

                                            FOR THE FISCAL YEARS ENDED MARCH 31,

                              1998         1997          1996          1995         1994
                                                   (In thousands)
Revenues                   $1,855,486   $1,408,469    $1,259,451    $1,155,583   $1,211,835

Income (Loss) before
Cumulative Effect
of Accounting
Changes                    $   88,960   $  (12,900)   $   (1,280)   $   58,297   $  112,147

Net Income (Loss)          $   88,960   $  (12,900)   $   (1,280)   $   56,971   $  112,147

Basic Earnings (Loss)
Per Common Share           $     2.00   $    (0.50)        (0.23)            -            -

Diluted Earnings
(Loss) Per Common
Share                      $     1.89   $    (0.50)        (0.23)            -            -

Total Assets               $1,548,720   $1,506,792    $1,615,011    $1,527,080   $1,036,962

Long-Term Debt             $  245,822   $  275,487    $  117,574    $  100,650   $    8,877

Notes Payable to
McDermott
International                       -            -       238,220       234,820      281,419
                           ----------   ----------    ----------    ----------   ----------
Total Long-Term
Debt                       $  245,822   $  275,487    $  355,794    $  335,470   $  290,296

See Note 17 to the consolidated financial statements for significant items included in fiscal year 1998 and 1997 results. See Note 2 regarding acquisitions in fiscal year 1998 accounted for in a manner similar to a pooling of interests. Earnings per share for the previous periods presented have been restated due to the adoption of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," during fiscal year 1998. See Note 3 to the consolidated financial statements regarding the change to the cost method of accounting for JRM's investment in the HeereMac joint venture in fiscal year 1997. Equity income of HeereMac was $1,083,000, $6,244,000, and $79,386,000 in
fiscal years 1996, 1995, and 1994, respectively. See Note 3 regarding the April 3, 1998 termination of the McDermott-ETPM joint venture. Fiscal year 1995 includes the cumulative effect of the adoption of SFAS No. 112. See Note 11 regarding the uncertainty as to the results of the ongoing investigation by JRM, International and the U.S. Department of Justice into possible anti-competitive practices by JRM and International, and a related lawsuit filed in federal court on June 1, 1998.

JRM was incorporated on March 22, 1994 in the Republic of Panama and had no significant operations prior to January 31, 1995 when International contributed substantially all of its marine construction services business to JRM and JRM acquired OPI. The contribution of International's marine construction services business to JRM was accounted for in a manner similar to a pooling of interests. For the period prior to the contribution, JRM's results of operations include charges from International for direct costs and allocations of corporate overhead and other costs. Management believes that the allocation methods were reasonable and that the allocations were representative of what the costs would have been on a stand alone basis.

Earnings per Common Share are not presented for fiscal years 1994 and 1995 because JRM was not a separate entity with its own capital structure during those periods.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Revenues of JRM are largely a function of the level of oil and gas development activity in the world's major hydrocarbon producing regions. In general, JRM's business is capital intensive and relies on large contracts for a substantial amount of its revenues. Consequently, revenues reflect the variability associated with the timing of significant development projects. During fiscal year 1998, U.S. and North Sea markets remained steady while Far East and Middle East markets started to weaken. Economic and political instability in Indonesia and political turmoil on the Indian subcontinent are also expected to have an adverse effect on exploration and production spending.

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

Statements made herein which express a belief, expectation or intention, as well as those which are not historical fact, are forward looking. They involve a number of risks and uncertainties which may cause actual results to differ materially from such forward looking statements. These risks and uncertainties include, but are not limited to: decisions about offshore developments to be made by oil and gas companies; the highly competitive nature of the marine construction services business; operating risks associated with the marine construction services business; economic and political instability in Indonesia; political turmoil on the Indian subcontinent; and the results of the ongoing investigation by JRM and International and the U.S. Department of Justice into possible anti-competitive practices by JRM and International, and a related lawsuit filed in federal court in June 1998.

FISCAL YEAR 1998 VS FISCAL YEAR 1997

Revenues increased $447,017,000 to $1,855,486,000, primarily due to higher volume in virtually all activities in all operating areas, except in offshore activities in the Far East, engineering activities in the Middle East and engineering and procurement activities in Europe and West Africa.

Segment operating income increased $96,303,000 to $107,122,000. Virtually all activities in all operating areas, except the Far East and Engineering, reflected this increase.

Gain (loss) on asset disposals and impairments-net decreased $69,140,000 from a gain of $29,021,000 to a loss of $40,119,000, primarily due to the impairment loss of $262,901,000 relating to goodwill associated with the acquisition of OPI. Prior year gains from the sale of the derrick barges 15 and 21, participation in a gain from the sale of the derrick barge 100 by the HeereMac joint venture and the realization of a portion of the deferred gain resulting from the sale of the derrick barges 101 and 102 also contributed to the decrease. These decreases were partially offset by the $224,472,000 gain recognized from the termination of the HeereMac joint venture.

Income (loss) from investees increased $78,069,000 from a loss of $7,833,000 to income of $70,236,000, primarily due to a $61,637,000 distribution of earnings related to the termination of the HeereMac joint venture. Equity in loss from the McDermott-ETPM West, Inc. joint venture decreased $9,248,000 to a loss of $7,584,000 in fiscal year 1998.

See Note 3 to the consolidated financial statements regarding the April 3, 1998 termination of the McDermott-ETPM joint venture. See Note 16 to the consolidated financial statements regarding the sale and intention to exit certain European operations.

Backlog at March 31, 1998 and 1997 was $1,267,148,000 and $1,776,663,000,
respectively. Backlog decreased primarily as a result of a decline in engineering, procurement and construction activities in the Middle East, procurement activities in the Far East, engineering activities in the North Sea and management's focus on higher margin projects. Not included in backlog at March 31, 1998 and 1997 was backlog relating to contracts to be performed by its unconsolidated joint ventures of approximately $587,000,000 (excluding McDermott-ETPM West, Inc.) and $1,426,000,000, respectively. Included in the 1997 backlog was $645,000,000 and $300,000,000 related to the HeereMac and McDermott-ETPM West, Inc. joint ventures, respectively.

General corporate expenses decreased $3,546,000 to $13,064,000, primarily due to certain one-time costs incurred in the prior period.

Interest income increased $9,694,000 to $26,252,000, primarily due to increases in cash equivalents, investments in government obligations and other debt securities.

Interest expense decreased $10,785,000 to $30,793,000, primarily due to changes in debt obligations and interest rates prevailing thereon.

Other-net income decreased $4,278,000 to $4,177,000, primarily due to a decrease in certain reimbursed financing costs and minority shareholder participation in the improved results of MSCL. These decreases were partially offset by higher foreign currency transaction gains in the current year.

The provision for income taxes increased $23,119,000 to $34,851,000 while income
(loss) before the provision for income taxes increased $124,979,000 to income of $123,811,000 from a loss of $1,168,000. The increase in income taxes is primarily due to an increase in income. In addition, JRM operates in many different tax jurisdictions. Within these jurisdictions, tax provisions vary because of nominal rates, allowability of deductions, credits and other benefits, and even tax basis (for example, revenue versus income). These variances, along with variances in the mix of income within jurisdictions, are responsible for shifts in the effective tax rate.

FISCAL YEAR 1997 VS FISCAL YEAR 1996

Revenues increased $149,018,000 to $1,408,469,000, primarily due to higher volume in virtually all activities in all operating areas, except in fabrication activities in the Far East and all activities in Europe and West Africa.

Segment operating income decreased $26,095,000 to $10,819,000. The decrease was primarily due to lower volume in Europe and West Africa and lower margins in the Far East. These decreases were partially offset by higher volume in North American Operations and in the Middle East. In addition, there were higher net operating expenses.

Gain on asset disposals and impairments-net increased $26,491,000 to $29,021,000, primarily due to gains from the sale of the derrick barges 15 and 21, participation in a gain from the sale of the derrick barge 100 by the HeereMac joint venture and the realization of a portion of the deferred gain resulting from the sale of the derrick barges 101 and 102. These increases were partially offset by certain asset write-downs.

Income (loss) of investees decreased $16,957,000 from income of $9,124,000 to a loss of $7,833,000. This decrease was primarily due to lower results from the McDermott-ETPM West, Inc. joint venture. Revenues of the McDermott-ETPM West, Inc. joint venture increased $97,207,000 to $347,849,000 in fiscal year 1997, primarily due to increased volume in the North Sea and West Africa. Equity in Income (loss) from this joint venture decreased $19,366,000 to a loss of $16,833,000 in fiscal year 1997, primarily due to lower margins in West Africa. These decreases were partially offset by favorable results from a Mexican joint venture.

General corporate expenses increased $4,596,000 to $16,610,000, primarily due to certain one-time costs incurred in the current period.

Interest income increased $10,466,000 to $16,558,000, primarily due to interest on the promissory note received as part of the consideration from the sale of the derrick barge 101 and derrick barge 102.

Interest expense decreased $1,729,000 to $41,578,000, primarily due to changes in debt obligations and interest rates prevailing thereon.

Other-net income increased $3,397,000 to $8,455,000, primarily due to foreign currency transaction gains in the current year compared to foreign currency transaction losses in the prior year.

The provision for income taxes increased $6,055,000 to $11,732,000 while income before provision for income taxes decreased $5,565,000 from income of $4,397,000 to a loss of $1,168,000. JRM operates in many different tax jurisdictions. Within these jurisdictions, tax provisions vary because of nominal rates, allowability of deductions, credits and other benefits, and even tax basis (for example, revenue versus income). These variances, along with variances in the mix of income within jurisdictions, are responsible for shifts in the effective tax rate.

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

In order to minimize the negative impact of inflation on its operations, JRM attempts to cover the increased cost of anticipated changes in labor, material and service costs, either through an estimation of such changes, which is reflected in an original price, or through price escalation clauses in its contracts.

LIQUIDITY AND CAPITAL RESOURCES

During fiscal year 1998, JRM's cash and cash equivalents increased $15,216,000 to $152,011,000 and total debt decreased $122,998,000 to $277,094,000, primarily due to repayment of $84,352,000 in long-term debt and a net reduction in short-term borrowings of $26,068,000. During this period, JRM provided cash of $371,999,000 from operating activities and received cash of $287,241,000 from the disposition of assets and $5,599,000 from the issuance of stock upon exercise of stock options. JRM used cash of $465,776,000 for net purchases of investments, $27,145,000 for additions to property, plant and equipment, $13,537,000 for purchases of treasury stock, and $7,200,000 for cash dividends on preferred stock. In addition, JRM used cash of $14,543,000 for acquisitions of net assets from International.

On December 19, 1997, JRM and Heerema terminated the HeereMac joint venture. Pursuant to the termination, Heerema acquired and assumed JRM's 50% interest in the joint venture in exchange for cash of $318,500,000 and title to several pieces of equipment, including two launch barges and the derrick barge 101, a 3, 500-ton lift capacity, semi-submersible derrick barge. The consideration received included a $61,637,000 distribution of earnings of the HeereMac joint venture and payment of principal and interest under a promissory note previously due to JRM (approximately $100,000,000). As a result of the termination, a gain on asset disposal of $224,472,000 and a distribution of earnings of $61,637,000 were recorded. JRM invested the cash proceeds it received in debt securities.

Expenditures for property, plant and equipment decreased $37,116,000 to $27,145,000 in fiscal year 1998. The majority of fiscal year 1998 expenditures were to maintain, replace and upgrade existing facilities and equipment. JRM has committed to make capital expenditures of approximately $24,541,000 during fiscal year 1999.

At March 31, 1998 and 1997, JRM had available various uncommitted short-term lines of credit from banks totaling $25,234,000 and $43,091,000, respectively. Borrowings against these lines of credit at March 31, 1998 and 1997 were $2,251,000 and $28,610,000, respectively. JRM was also a party to an unsecured and committed revolving credit facility (the "JRM Revolver"). There were no borrowings outstanding at March 31, 1998 and 1997 under the JRM Revolver. The JRM Revolver expired on June 8, 1998. JRM is currently negotiating a $200,000,000 three year unsecured committed revolving credit and letter of credit facility. Borrowings against the facility cannot exceed $50,000,000. The remaining $150,000,000 will be reserved for the issuance of letters of credit. Management does not anticipate that JRM will need to borrow funds under the new facility during fiscal year 1999.

JRM is restricted, as a result of covenants in its indenture relating to its $250,000,000 9.375% Senior Subordinated Notes due July 2006, from paying cash dividends on, or repurchasing or redeeming, its capital stock (including the shares of Common Stock and Series A Preferred Stock held by International), or in transferring funds through unsecured loans to or investments in International. At March 31, 1998, JRM could pay cash dividends on, or repurchase shares of, its capital stock (including shares held by International) in the amount of $37,633,000, could pay up to an additional $9,600,000 of cash dividends on its Series A Preferred Stock held by International, and could make unsecured loans to or investments in International of approximately $30,000,000. Additionally under such indenture, JRM is required to offer to purchase its outstanding 9.375% Senior Subordinated Notes at 100% of their principal amount, plus accrued and unpaid interest, to the extent that it has proceeds from certain asset sales and dispositions equal to or exceeding $25,000,000 that it has not used to permanently reduce certain senior or other indebtedness or reinvested in its business within a specified time period, generally 18 months, following each such asset sale or disposition. Currently, JRM has approximately $240,000,000 in proceeds from such asset sales and dispositions, which, if not used for repayment of debt or reinvested as described above, would be subject to this obligation commencing June 1999.

During fiscal year 1998, JRM's Board of Directors approved a limited stock buy back program. Under the program, JRM can purchase up to two million shares of its Common Stock from time to time on the open market or through negotiated transactions, depending on the availability of cash and market conditions. JRM's plan is also dependent on its ability to satisfy its debt covenants. As of March 31, 1998, JRM had purchased 362,500 shares of its Common Stock at an average share price of $37.31 under the program.

JRM maintains an investment portfolio of government obligations and other investments. The fair value of long-term investments in debt securities at March 31, 1998 was $543,658,000.

Working capital decreased $112,265,000 to $7,173,000 at March 31, 1998 from $119,438,000 at March 31, 1997. During 1999, JRM expects to obtain funds to meet working capital, capital expenditure and debt maturity requirements from operating activities and from cash and cash equivalents. Leasing agreements for equipment, which are short-term in nature, are not expected to impact JRM's liquidity or capital resources.

JRM joint ventures are largely financed through their own resources, including, in some cases, stand-alone borrowing arrangements.

During fiscal year 1998 and 1997, JRM paid dividends of $7,200,000 on its Series A Preferred Stock. JRM has annual preferred stock dividend requirements of $7,200,000 on its Series A Preferred Stock.

At March 31, 1998, the ratio of long-term debt to total stockholders' equity was
0.40 as compared with 0.50 at March 31, 1997.

JRM has provided a valuation allowance ($17,196,000 at March 31, 1998) for deferred tax assets which cannot be realized through carrybacks and future reversals of existing taxable temporary differences. Management believes that remaining deferred tax assets are realizable through carrybacks and future reversals of existing taxable temporary differences and future taxable income. An uncertainty that affects the ultimate realization of deferred tax assets is the risk of incurring losses in the future. This factor has been considered in determining the valuation allowance. Management will continue to assess the adequacy of the valuation allowance on a quarterly basis.

IMPACT OF THE YEAR 2000

The Year 2000 issue is the result of computer systems being written using two digits rather than four to define the applicable year. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. JRM has established a Year 2000 risk management program to identify and correct problems associated with the Year 2000 issue. The scope of JRM's Year 2000 risk management program covers computer systems, process control systems and products liability.

Based on assessments, JRM has determined that it will be required to modify or replace significant portions of its computer systems so that those systems will function properly with respect to dates in the Year 2000 and thereafter. JRM presently believes that with modifications to existing software and conversions to new software, the Year 2000 issue will not pose significant operational problems for its computer systems. Operating system upgrades, application remediation and application replacement projects are in progress. If modifications and conversions are not made, or are not completed timely, the Year 2000 issue could have a material impact on the operations of JRM.

JRM has initiated a program to determine the nature of potential exposure related to the Year 2000 issue for products it has sold, to develop a communication program for customers potentially impacted, and to assess process control systems. JRM does not expect this exposure to have a material adverse effect on its results of operations.

JRM will use both internal and external resources to reprogram, replace, and test the software for Year 2000 modifications. JRM is anticipating having its critical systems Year 2000 compliant no later than June 30, 1999, which is prior to any anticipated impact on its business. The cost of the Year 2000 remediation project is estimated at $6,000,000 and is being funded through operating cash flows. The cost incurred to date is approximately $1,200,000.

The costs of the project and the dates on which JRM believes it will complete its Year 2000 project are based on management's best estimates. These estimates were derived using numerous assumptions of future events, included continued availability of resources, third party modification plans, and other factors. However, there can be no assurance that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel, the ability to identify and correct all Year 2000 impacted areas, and other similar uncertainties.

NEW ACCOUNTING STANDARD

In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income," which is effective for fiscal years beginning after December 15, 1997. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. JRM has not yet finalized its review of the impact of this statement, but it is not expected to have a material impact on the consolidated financial statements.

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

JRM believes that it maintains an internal control structure designed to provide reasonable assurance that assets are safeguarded against loss or unauthorized use and that the financial records are adequate and can be relied upon to produce financial statements in accordance with generally accepted accounting principles. The concept of reasonable assurance is based on the recognition that the cost of an internal control structure must not exceed the related benefits. Although internal control procedures are designed to achieve these objectives, it must be recognized that fraud, errors or illegal acts may nevertheless occur. JRM seeks to assure the objectivity and integrity of its accounts by its selection of qualified personnel, by organizational arrangements that provide an appropriate division of responsibility and by the establishment and communication of sound business policies and procedures throughout the organization. JRM believes that its internal control structure provides reasonable assurance that fraud, errors or illegal acts that could be material to the financial statements are prevented or would be detected.

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

May 19, 1998

                        REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Stockholders
J. Ray McDermott, S.A.


We have audited the accompanying consolidated balance sheet of J. Ray McDermott, S.A. as of March 31, 1998 and 1997, and the related consolidated statements of income (loss), stockholders' equity and cash flows for each of the three years in the period ended March 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of J. Ray McDermott, S.A. at March 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 1998, in conformity with generally accepted accounting principles.



                                               ERNST & YOUNG LLP


New Orleans, Louisiana
May 19, 1998, except for
the fifth and sixth paragraphs
of Note 11, as to which the
date is June 1, 1998

                            J. RAY McDERMOTT, S.A.
                          CONSOLIDATED BALANCE SHEET
                            MARCH 31, 1998 and 1997


                                    ASSETS

                                                  1998            1997
                                                  ----            ----
                                                     (In thousands)
Current Assets:
 Cash and cash equivalents                      $152,011        $136,795
 Short-term investments in debt securities             -          75,516
 Accounts receivable - trade                     227,538         266,705
 Accounts receivable - unconsolidated
    affiliates                                    45,072          58,776
 Accounts receivable - other                      26,327          32,392
 Contracts in progress                            71,084          81,689
 Other current assets                             45,634          39,937
------------------------------------------------------------------------
 Total Current Assets                            567,666         691,810
------------------------------------------------------------------------

Property, Plant and Equipment, at Cost:
 Land                                             20,851          20,839
 Buildings                                        80,668          78,962
 Machinery and equipment                       1,070,640       1,081,532
 Property under construction                      10,289          18,885
------------------------------------------------------------------------
                                               1,182,448       1,200,218

 Less accumulated depreciation                   839,298         819,087
------------------------------------------------------------------------

Net Property, Plant and Equipment                343,150         381,131
------------------------------------------------------------------------

Investments in Debt Securities                   543,658               -
------------------------------------------------------------------------

Excess of Cost Over Fair Value of Net Assets of
 Purchased Businesses Less Accumulated
 Amortization of  $8,542,000 at March 31, 1998
 and $53,563,000 at March 31, 1997                22,153         304,018
------------------------------------------------------------------------

Investment in Unconsolidated Affiliates           29,069          72,712
------------------------------------------------------------------------

Other Assets                                      43,024          57,121
------------------------------------------------------------------------

 TOTAL                                       $ 1,548,720     $ 1,506,792
========================================================================

See accompanying notes to consolidated financial statements.

                     LIABILITIES AND STOCKHOLDERS' EQUITY


                                                               1998       1997
                                                               ----       ----
                                                               (In thousands)
Current Liabilities:
 Notes payable and current maturities of long-term debt $   31,272   $  115,565
 Accounts payable                                          162,792      147,859
 Accounts payable to McDermott International                 8,388        5,178
 Notes payable to McDermott International                        -        9,040
 Accrued contract costs                                     88,518       63,586
 Accrued liabilities - other                               110,345       93,710
 Advance billings on contracts                              91,549       93,069
 Accrued employee benefits                                  44,572       22,083
 U.S. and foreign income taxes                              23,057       22,282
--------------------------------------------------------------------------------

     Total Current Liabilities                             560,493      572,372
--------------------------------------------------------------------------------

Long-Term Debt                                             245,822      275,487
--------------------------------------------------------------------------------

Deferred and Non-Current Income Taxes                       46,989       42,556
--------------------------------------------------------------------------------

Other Liabilities                                           78,854       65,398
--------------------------------------------------------------------------------

Contingencies
--------------------------------------------------------------------------------

Stockholders' Equity:
 Preferred Stock, authorized 10,000,000 shares;
    outstanding 3,200,000 shares Series A $2.25
    cumulative convertible, par value $.01 per share,
    (liquidation preference $160,000,000)                       32           32
 Common stock, par value $0.01 per share,
    authorized 60,000,000 shares; issued
    41,130,328 at March 31, 1998 and
    40,617,792 at March 31, 1997                               411          406
 Capital in excess of par value                            615,515      619,020
 Retained Earnings (Deficit)                                35,103      (47,032)
 Currency  translation adjustments                         (20,962)     (21,447)
 Treasury stock at cost; 362,500 shares at
     March 31, 1998                                        (13,537)        -
--------------------------------------------------------------------------------

     Total  Stockholders' Equity                           616,562      550,979
--------------------------------------------------------------------------------

     TOTAL                                              $1,548,720   $1,506,792
================================================================================

        J. RAY McDERMOTT, S.A. CONSOLIDATED STATEMENT OF INCOME (LOSS) FOR THE THREE FISCAL YEARS ENDED MARCH 31, 1998

                                                1998        1997         1996
                                                ----        ----         ----
                                                       (In thousands)

Revenues                                     $1,855,486  $1,408,469  $1,259,451
--------------------------------------------------------------------------------
Costs and Expenses:
 Cost of operations (excluding
   depreciation and amortization)             1,555,272   1,190,321   1,022,532
 Depreciation and amortization                   93,843      99,675      86,400
 Selling, general and
   administrative expenses                      112,313     124,264     125,619
--------------------------------------------------------------------------------
                                              1,761,428   1,414,260   1,234,551
--------------------------------------------------------------------------------

Gain (Loss) on Asset Disposals and
 Impairments-Net                                (40,119)     29,021       2,530
--------------------------------------------------------------------------------

Operating Income before Income (Loss)
 from Investees                                  53,939      23,230      27,430

Income (Loss) from Investees                     70,236      (7,833)      9,124
--------------------------------------------------------------------------------

Operating Income                                124,175      15,397      36,554
--------------------------------------------------------------------------------

Other Income (Expense):
  Interest income                                26,252      16,558       6,092
  Interest expense                              (30,793)    (41,578)    (43,307)
  Other-net                                       4,177       8,455       5,058
--------------------------------------------------------------------------------
                                                   (364)    (16,565)    (32,157)
--------------------------------------------------------------------------------

Income (Loss) before Provision for
 Income Taxes                                   123,811      (1,168)      4,397
--------------------------------------------------------------------------------

Provision for Income Taxes                       34,851      11,732       5,677
--------------------------------------------------------------------------------

Net Income (Loss)                            $   88,960  $  (12,900) $   (1,280)
================================================================================
Net Income (Loss) Applicable to Common
 Stock (after Preferred Stock Dividends)     $   81,760  $  (20,100) $   (8,991)
================================================================================
Earnings (loss) per common share:
 Basic                                       $     2.00  $    (0.50) $    (0.23)
 Diluted                                     $     1.89  $    (0.50) $    (0.23)
================================================================================
Cash Dividends:
 Per preferred share                         $     2.25  $     2.25  $     2.25
================================================================================
See accompanying notes to consolidated financial statements.

J. RAY McDERMOTT, S.A.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE THREE FISCAL YEARS ENDED MARCH 31, 1998
(In thousands, except for share amounts)


                                                     Preferred Stock
                                        ---------------------------------------
                                               Series A          Series B
                                               --------          --------
                                          Shares   Par Value  Shares  Par Value
                                          ------   ---------  ------  ---------
Balance March 31, 1995                  3,200,000    $ 32     458,632     $ 5
-------------------------------------------------------------------------------
Acquisitions (See Note 2)                    -         -        -           -
-------------------------------------------------------------------------------
Balance March 31, 1995, as restated     3,200,000      32     458,632       5
-------------------------------------------------------------------------------
Net loss                                     -         -         -          -
Preferred dividends                          -         -         -          -
Preferred stock conversion                   -         -     (458,632)     (5)
Translation adjustments                      -         -         -          -
Exercise of stock options                    -         -         -          -
Tax benefit on exercise of stock options     -         -         -          -
Restricted stock purchases - net             -         -         -          -
Contributions to thrift plan                 -         -         -          -
Deferred career executive stock plan expense -         -         -          -
Loss on investments                          -         -         -          -
Minimum pension liability                    -         -         -          -
Division of McDermott
  International pension plan                 -         -         -          -
Acquisition of net assets from International -         -         -          -
-------------------------------------------------------------------------------
Balance March 31, 1996                  3,200,000      32        -          -
-------------------------------------------------------------------------------
Net loss                                     -         -         -          -
Preferred dividends                          -         -         -          -
Translation adjustments                      -         -         -          -
Exercise of stock options                    -         -         -          -
Tax benefit on exercise of stock options     -         -         -          -
Restricted stock purchases - net             -         -         -          -
Contributions to thrift plan                 -         -         -          -
Deferred career executive stock plan expense -         -         -          -
Gain on investments                          -         -         -          -
Minimum pension liability                    -         -         -          -
Acquisition of net assets from International -         -         -          -
-------------------------------------------------------------------------------
Balance March 31, 1997                  3,200,000      32        -          -
-------------------------------------------------------------------------------
Net income                                   -         -         -          -
Preferred dividends                          -         -         -          -
Translation adjustments                      -         -         -          -
Exercise of stock options                    -         -         -          -
Tax benefit on exercise of stock options     -         -         -          -
Restricted stock purchases - net             -         -         -          -
Contributions to thrift plan                 -         -         -          -
Deferred career executive stock plan expense -         -         -          -
Gain on investments                          -         -         -          -
Acquisition of net assets from International -         -         -          -
Purchases of treasury stock                  -         -         -          -
Termination of directors' retirement plan    -         -         -          -
-------------------------------------------------------------------------------
Balance March 31, 1998                  3,200,000    $ 32        -        $ -
===============================================================================
See accompanying notes to consolidated financial statements.


         Common Stock         Capital       Retained    Currency
   ---------------------     In Excess      Earnings   Translation   Treasury
   Shares      Par Value   Of Par Value    (Deficit)   Adjustments     Stock      Total
   ------      ---------   ------------    ---------   -----------     -----      -----
 38,649,349      $ 386      $ 580,279     $  (6,598)   $ (14,633)  $     -      $ 559,471
-----------------------------------------------------------------------------------------
         -          -          24,587       (11,028)         737         -         14,296
-----------------------------------------------------------------------------------------
 38,649,349        386        604,866       (17,626)     (13,896)        -        573,767
-----------------------------------------------------------------------------------------
         -          -              -         (1,280)          -          -         (1,280)
         -          -              -         (7,711)          -          -         (7,711)
  1,065,193         11            (13)           -            -          -             (7)
         -          -              -             -           737         -            737
    353,978          4          1,527            -            -          -          1,531
         -          -           2,629            -            -          -          2,629
     49,070         -              39            -            -          -             39
     80,356          1          1,585            -            -          -          1,586
         -          -             148            -            -          -            148
         -          -              -           (452)          -          -           (452)
         -          -              -             (2)          -          -             (2)

         -          -          (4,585)           -            -          -         (4,585)
         -          -           4,170            -            -          -          4,170
 -----------------------------------------------------------------------------------------
 40,197,946        402        610,366       (27,071)     (13,159)        -        570,570
-----------------------------------------------------------------------------------------
         -          -              -        (12,900)          -          -        (12,900)
         -          -              -         (7,200)          -          -         (7,200)
         -          -              -             -       (8,288)         -         (8,288)
    297,524          3          2,841            -            -          -          2,844
         -          -           1,724            -            -          -          1,724
     45,210         -              (9)           -            -          -             (9)
     77,112          1          1,892            -            -          -          1,893
         -          -             963            -            -          -            963
         -          -              -            137           -          -            137
         -          -              -              2           -          -              2
         -          -           1,243            -            -          -          1,243
-----------------------------------------------------------------------------------------
 40,617,792        406        619,020       (47,032)    (21,447)         -        550,979
-----------------------------------------------------------------------------------------
         -          -              -         88,960          -           -         88,960
         -          -              -         (7,200)         -           -         (7,200)
         -          -              -             -          485          -            485
    442,519          4          5,595            -           -           -          5,599
         -          -           2,576            -           -           -          2,576
     (3,620)        -             (30)           -           -           -            (30)
     65,727          1          2,218            -           -           -          2,219
         -          -           1,510            -           -           -          1,510
         -          -              -            375          -           -            375
         -          -         (15,671)           -           -           -        (15,671)
         -          -              -             -           -      (13,537)      (13,537)
      7,910         -             297            -           -           -            297
-----------------------------------------------------------------------------------------
 41,130,328      $ 411     $  615,515     $  35,103    $(20,962)   $(13,537)    $ 616,562
=========================================================================================

                            J. RAY McDERMOTT, S.A.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                FOR THE THREE FISCAL YEARS ENDED MARCH 31, 1998

               INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                             1998        1997          1996
                                                     (In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income (Loss)                         $   88,960   $ (12,900)   $ (1,280)
--------------------------------------------------------------------------------
Adjustments to reconcile net income (loss)
 to net cash provided by (used in)
 operating activities:
  Depreciation and amortization               93,843      99,675      86,400
  Income or loss of investees,
   less dividends                             (7,309)      7,833      (6,833)
  (Gain) loss on asset disposals and
   impairments-net                            40,119     (29,021)     (2,530)
  Provision for (benefit from) deferred taxes  2,846      (7,600)     (2,338)
  Other                                        3,091       4,258      (3,461)
  Changes in assets and liabilities:
   Accounts receivable                        55,030     (50,289)     50,870
   Net contracts in progress and advance
    billings                                   6,635     154,811    (148,553)
   Accounts payable                           15,746     (20,759)    (13,198)
   Accrued contract costs                     24,932      (6,241)     16,217
   Accrued liabilities                        37,572     (13,868)     (1,988)
   Income taxes                                 (836)     (1,498)     (8,055)
   Other, net                                 11,370      (4,307)     (6,633)
--------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) OPERATING
  ACTIVITIES                                 371,999     120,094     (41,382)
--------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of property, plant and equipment   (27,145)    (64,261)    (46,659)
Proceeds from asset disposals                287,241      57,650     133,693
Purchases of investments                    (545,066)    (79,435)         -
Sales and maturities of investments           79,290       4,569          -
Acquisition of net assets from International (14,543)         -           -
Investment in asset held for lease                -       (1,821)    (29,620)
Investments in equity investees                 (205)     (3,908)     (6,827)
Returns from investees                         2,124      12,500      37,097
Deposit on equipment sale                         -           -       30,000
Other                                             -          137        (452)
--------------------------------------------------------------------------------
NET CASH  PROVIDED BY (USED IN) INVESTING
  ACTIVITIES                                (218,304)    (74,569)    117,232
--------------------------------------------------------------------------------

                                                                       CONTINUED


               INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS


                                              1998         1997        1996
                                              ----         ----        ----
                                                       (In thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:

Payment of long-term debt                  $ (84,352)   $ (11,022)   $ (5,666)
Issuance of long-term debt                        -       244,375      32,756
Increase (decrease) in short-term
  borrowing                                  (26,068)     (73,451)     36,530
Decrease  in notes payable
  to McDermott International                  (9,040)    (229,180)    (17,143)
Issuance of common stock                       5,599        4,569       4,197
Preferred dividends paid                      (7,200)      (7,200)     (7,928)
Purchases of treasury stock                  (13,537)          -           -
Other                                         (4,376)      (4,432)     (4,024)
--------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) FINANCING
  ACTIVITIES                                (138,974)     (76,341)     38,722
--------------------------------------------------------------------------------
EFFECTS OF EXCHANGE RATE CHANGES
  ON CASH                                        495          701          79
--------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                            15,216      (30,115)    114,651
--------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT BEGINNING
  OF YEAR                                    136,795      166,910      52,259
--------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END
  OF YEAR                                  $ 152,011    $ 136,795   $ 166,910
--------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for:
  Interest (net of amount capitalized)     $  32,620    $  37,351   $  42,825
  Income taxes (net of refunds)            $  30,736    $  22,823   $  11,277
================================================================================

See accompanying notes to consolidated financial statements.

                            J. RAY McDERMOTT, S.A.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE THREE FISCAL YEARS ENDED MARCH 31, 1998
--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements are presented in U.S. Dollars in accordance with accounting principles generally accepted in the United States. The consolidated financial statements include the accounts of JRM, and its subsidiaries and controlled joint ventures. Investments in joint ventures and other entities which JRM does not control, but has significant influence over, are accounted for on the equity method. Differences between the cost of equity method investments and the amount of underlying equity in net assets of the investees are amortized systematically to income. All significant intercompany transactions and accounts have been eliminated. Certain amounts previously reported have been reclassified to conform with the presentation at March 31, 1998.

Unless the context otherwise requires, hereinafter "JRM" means J. Ray McDermott, S.A. and its consolidated subsidiaries; "International" means McDermott International, Inc., a Panamanian corporation that is the parent company of the McDermott group of companies and the majority owner of JRM; and "McDermott International" means the consolidated enterprise.


Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.


Accounting Changes

Earnings Per Share - In December 1997, JRM adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." SFAS No. 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes the dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All previously reported earnings per share amounts have been restated to conform to the new requirements.

Segments - During the fiscal year ended March 31, 1998, JRM adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information."
SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The adoption of SFAS No. 131 did not affect results of operations or financial position, but did affect the disclosure of segment information.

Investments

JRM's investments, primarily government obligations and other debt securities, are classified as available-for-sale and are carried at fair value, with the unrealized gains and losses, net of tax, reported in stockholders' equity. Investment securities available for current operations are classified in the balance sheet as current assets while securities held for long-term investment purposes are classified as non-current assets. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses are included in other income. The cost of securities sold is based on the specific identification method. Interest on securities is included in interest income.

Foreign Currency Translation

Assets and liabilities of foreign operations, other than operations in highly inflationary economies, are translated into U.S. Dollars at current exchange rates and income statement items are translated at average exchange rates for the year. Adjustments resulting from the translation of foreign currency financial statements are recorded in a separate component of equity. Foreign currency transaction adjustments are reported in income. Included in Other Income (Expense) are transaction gains (losses) of $4,520,000, $1,108,000, and ($1,916,000) for fiscal years 1998, 1997 and 1996, respectively. In fiscal year 1998, a gain of $1,005,000 was transferred from currency translation adjustment and included in gain (loss) on asset disposals and impairments - net due to the sale of a foreign investment.

Contracts and Revenue Recognition

Contract revenues and related costs are principally recognized on a percentage of completion method for individual contracts or components thereof based upon work performed or a cost to cost method, as applicable to the product or activity involved. Revenues and related costs so recorded, plus accumulated contract costs that exceed amounts invoiced to customers under the terms of the contracts, are included in Contracts in Progress. Billings that exceed accumulated contract costs and revenues and costs recognized under percentage of completion are included in Advance Billings on Contracts. Most long-term contracts have provisions for progress payments. There are no unbilled revenues which will not be billed. Contract price and cost estimates are reviewed periodically as the work progresses and adjustments proportionate to the percentage of completion are reflected in income in the period when such estimates are revised. Provisions are made currently for all known or anticipated losses. Variations from estimated contract performance could result in a material adjustment to operating results for any fiscal quarter or year. Claims for extra work or changes in scope of work are included in contract revenues when collection is probable. Certain partnering contracts contain a risk and reward element, whereby a portion of total compensation is tied to overall performance of the alliance partners.

                                                          1998        1997
                                                          ----        ----
                                                           (In thousands)

Included in Contracts in Progress are:

Costs incurred less costs of revenue recognized      $   20,028   $   59,449

Revenues recognized less billings to customers           51,056       22,240
--------------------------------------------------------------------------------

Contracts in Progress                                $   71,084   $   81,689
================================================================================

Included in Advance Billings on Contracts are:

Billings to customers less revenues recognized       $  106,470   $  129,627

Costs incurred less costs of revenue recognized         (14,921)     (36,558)
--------------------------------------------------------------------------------

Advance Billings on Contracts                        $   91,549   $   93,069
================================================================================

Included in accounts receivable - trade are amounts representing retainages on contracts as follows:
                                                          1998        1997
                                                          ----        ----
                                                           (In thousands)
Retainages                                           $   14,945   $   13,693
================================================================================

All of the 1998 retainages are expected to be collected within the next year.

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

Amortization of Excess Cost Over Fair Value of Net Assets of Purchased
Businesses

Excess of cost over fair value of net assets of purchased businesses at March 31, 1998 primarily pertains to the acquisitions of Talleres Navales del Golfo, S.A. de C.V. and Northern Ocean Services Limited and is being amortized on a straight-line basis over 10 years.

Management periodically reviews goodwill to assess recoverability, and impairments would be recognized in operating results if a permanent diminution in value were to occur. During fiscal year 1998, management concluded goodwill associated with the acquisition of Offshore Pipelines, Inc. ("OPI") in 1995 no longer had value and recorded a charge for the remaining goodwill of $262,901,000 (see Note 8).

Capitalization of Interest Cost

In fiscal years 1998, 1997 and 1996, total interest cost incurred was $31,687,000, $42,295,000 and $44,632,000, respectively, of which $894,000,
$717,000 and $1,325,000, respectively, was capitalized.

Cash Equivalents

Cash equivalents are highly liquid investments, with maturities of three months or less when purchased, which are not held as part of the investment portfolio.

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

Stock-Based Compensation

JRM follows Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related Interpretations in accounting for its employee stock plans. Under APB 25, if the exercise price of the Company's employee stock options equals or exceeds the fair value of the underlying stock on the measurement date, no compensation expense is recognized. If the measurement date is later than the date of grant, compensation expense is recorded to the measurement date based on the quoted market price of the underlying stock at the end of each period.

NOTE 2 - ACQUISITIONS

During fiscal year 1998, JRM acquired a controlling interest in Talleres Navales del Golfo, S.A. de C.V., a Mexican shipyard, a 100% interest in Menck GmbH, a manufacturer of marine hammers, and the remaining interest in McDermott Engineering Houston, LLC, an engineering joint venture, from International for an aggregate purchase price of $14,543,000. These acquisitions have been accounted for in a manner similar to a pooling of interests and accordingly, the consolidated financial statements have been restated.

The restatement effects for periods prior to acquisition are:


                                          1998       1997        1996
                                          ----       ----        ----
                                    (In thousands, except per share amounts)

Revenues                                $ 30,947   $ 40,882    $ 31,610
Operating Income (Loss)                      690     (1,674)        101
Net Income (Loss)                          2,873     (1,074)     (1,467)

Earnings (loss) per share:
   Basic                                $   0.07   $  (0.03)   $  (0.04)
   Diluted                              $   0.06   $  (0.03)   $  (0.04)


NOTE 3 - INVESTMENT IN UNCONSOLIDATED AFFILIATES

Transactions with unconsolidated affiliates included sales to ($140,389,000, $110,150,000 and $134,358,000 in fiscal years 1998, 1997 and 1996, respectively, including approximately $10,491,000, $9,609,000 and $44,491,000, respectively, attributable to leasing activities) and purchases from ($17,003,000, $8,765,000, and $9,054,000 in fiscal years 1998, 1997 and 1996, respectively) these entities. Included in accounts payable at March 31, 1998 and 1997 were $16,959,000 and $11,792,000, respectively, of payables to unconsolidated affiliates.

During fiscal year 1998, JRM and its joint venture partner, Heerema Offshore Construction Group, Inc. ("Heerema"), terminated the HeereMac joint venture. Each party had a 50% interest in the joint venture, and Heerema had responsibility for its day-to-day operations. Pursuant to the termination, Heerema acquired and assumed JRM's 50% interest in the joint venture in exchange for cash of $318,500,000 and title to several pieces of equipment, including two launch barges and the derrick barge 101, a 3500-ton lift capacity, semi-submersible derrick barge. The consideration received included a distribution of earnings of the HeereMac joint venture and payment of principal and interest under a promissory note previously due to JRM (approximately $100,000,000). As a result of the termination, a gain on asset disposal of $224,472,000 and a distribution of earnings of $61,637,000 were recorded.

During fiscal year 1997, JRM changed from the equity to the cost method of accounting for its investment in the HeereMac joint venture as a result of JRM's determination that it was unable to exercise significant influence over HeereMac's operating and financial policies. Equity income of HeereMac was $1,083,000 in fiscal year 1996.

In fiscal year 1997, JRM realized a gain of $16,682,000 on the sale of a marine vessel by HeereMac on behalf of JRM. During fiscal year 1996, JRM sold to the HeereMac joint venture the major marine vessels that it had been leasing to the joint venture. JRM received cash of $135,969,000, including a $30,000,000 advance deposit on the sale of certain marine equipment which was completed during fiscal year 1997, and a 7.75% note receivable of $105,000,000 and recorded a deferred gain of $103,239,000, which was being amortized over HeereMac's depreciable lives of the vessels prior to the change to the cost method of accounting for JRM's investment in HeereMac. Subsequent to the change, the deferred gain was recognized by JRM as the note was repaid. The note receivable ($92,500,000 at March 31, 1997), net of the deferred gain ($90,803,000 at March 31, 1997) was included in investment in unconsolidated affiliates. In addition to the vessel sale in fiscal year 1996, JRM received $37,097,000 as a return of capital from the HeereMac joint venture.

At March 31, 1998 and 1997, property, plant and equipment included $137,513,000 and $141,409,000, and accumulated depreciation included $113,528,000 and $102,242,000, respectively, of marine equipment that is leased to unconsolidated investees. Dividends received from unconsolidated investees accounted for by the equity method were $1,290,000 and $2,291,000 in fiscal years 1998 and 1996, respectively. Undistributed earnings in unconsolidated affiliates accounted for by the equity method were $16,238,000 and $12,937,000, respectively, at March 31, 1998 and 1997.

Summarized combined balance sheet and income statement information, based on the most recent financial information, for investments in entities accounted for by the equity method are presented below:

                                             1998          1997
                                             ----          ----
                                               (In thousands)

     Current Assets                       $ 502,576     $ 284,726
     Non-Current Assets                      96,138        77,648
----------------------------------------------------------------------

       Total Assets                       $ 598,714     $ 362,374
----------------------------------------------------------------------

     Current Liabilities                  $ 520,799     $ 299,803
     Non-Current Liabilities                  9,649         6,304
     Owners' Equity                          68,266        56,267
----------------------------------------------------------------------

Total Liabilities and Owners' Equity      $ 598,714     $ 362,374
======================================================================

                                       1998         1997        1996
                                       ----         ----        ----
                                               (In thousands)

     Revenues                      $ 1,091,056   $ 827,269   $ 907,151
----------------------------------------------------------------------
     Gross Profit                  $   103,780   $  63,014   $ 203,102

     Income (Loss) before Provision for
      Income Taxes                 $    44,644   $  (5,504)  $  16,396

     Provision for Income Taxes         22,003       7,227       2,297
----------------------------------------------------------------------

     Net  Income (Loss)            $    22,641   $ (12,731)  $  14,099
======================================================================

Subsequent Events - On April 3, 1998, JRM and ETPM S.A. terminated their worldwide McDermott-ETPM joint venture. Pursuant to the termination, JRM received net cash of approximately $105,000,000 and ETPM, S.A.'s derrick/lay barge 1601 and minority ownership in McDermott-ETPM East, Inc. and McDermott-ETPM Far East, Inc. ETPM S.A. received JRM's lay barge 200 and ownership in McDermott Subsea Constructors Limited and McDermott-ETPM

West, Inc. The Consolidated Statement of Income (Loss) for fiscal years 1998, 1997, and 1996, respectively, includes revenues of $74,096,000, $44,033,000 and $23,290,000 and operating income (loss) of $18,751,000, ($22,956,000) and
($1,086,000) attributable to operations transferred to ETPM S.A..

Subsequent to the fiscal year end, JRM's Malaysian joint venture sold two combination pipelay and derrick barges. The joint venture, in which JRM holds a 49% interest, received approximately $47,000,000 in cash for the barges.

NOTE 4 - INCOME TAXES

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

Deferred income taxes reflect the net tax effects of temporary differences between the financial and tax bases of assets and liabilities. Significant components of deferred tax assets and liabilities as of March 31, 1998 and 1997 were as follows:

                                                              1998         1997
                                                              ----         ----
                                                               (In thousands)
Deferred tax assets:
  Accrued liabilities for self-insurance (including
    postretirement health care benefits)                   $  8,324    $  7,127
  Accrued liabilities for executive and
    employee incentive compensation                           4,403       2,043
  Long-term contracts                                           618       3,176
  Accrued pension liability                                   6,386       4,125
  Accrued drydock liability                                   1,966       2,219
  Investments in joint ventures and affiliated companies      2,539       1,599
  Operating loss carryforwards                               18,032      32,595
  Property, plant and equipment                                 664       1,036
  Accrued vacation pay                                        1,274       1,041
  Other                                                       5,960       5,036
--------------------------------------------------------------------------------
    Total deferred tax assets                                50,166      59,997

  Valuation allowance for deferred tax assets               (17,196)    (19,136)
--------------------------------------------------------------------------------

    Total deferred tax assets                                32,970      40,861
--------------------------------------------------------------------------------

Deferred  tax liabilities:
  Property, plant and equipment                              21,859      31,105
  Long-term contracts                                         4,270       4,394
  Prepaid pension costs                                       3,388       1,488
  Other                                                       1,491       1,583
--------------------------------------------------------------------------------

    Total deferred tax liabilities                           31,008      38,570
-------------------------------------------------------------------------------

    Net deferred tax assets                                $  1,962    $  2,291
================================================================================

Income (loss) before provision for income taxes was as follows:

                                               1998           1997        1996
                                               ----           ----        ----
                                                         (In thousands)

U.S.                                       $ (202,388)     $ (5,675)    $    141
Other than U.S.                               326,199         4,507        4,256
--------------------------------------------------------------------------------
                                           $  123,811      $ (1,168)    $  4,397
================================================================================

The provision for income taxes consists of:

                                  1998            1997        1996
                                  ----            ----        ----
                                           (In thousands)
Current:
    U.S. - Federal               $ 26,985      $ 15,568    $  1,512
    U.S. - State and local          2,846          (366)          -
    Other than U.S.                 2,174         4,130       6,503
--------------------------------------------------------------------

 Total current                     32,005        19,332       8,015
--------------------------------------------------------------------

Deferred:
    U.S. - Federal                 (1,564)       (6,080)      5,426
    U.S. - State and local            178        (2,585)          -
    Other than U.S.                 4,232         1,065      (7,764)
--------------------------------------------------------------------

 Total deferred                     2,846        (7,600)     (2,338)
--------------------------------------------------------------------

Provision for Income Taxes        $34,851      $ 11,732    $  5,677
====================================================================

The current provision for other than U.S. income taxes in 1998, 1997 and 1996 includes a reduction of $10,427,000, $2,021,000 and $3,763,000, respectively, for the benefit of net operating loss carryforwards. Initial recognition of OPI pre-acquisition tax benefits in fiscal year 1997 resulted in a reduction of excess cost over fair value of assets acquired of $3,115,000.

JRM has provided a valuation allowance ($17,196,000 at March 31, 1998) for deferred tax assets which cannot be realized through carrybacks and future reversals of existing taxable temporary differences. Management believes that remaining deferred tax assets are realizable through carrybacks and future reversals of existing taxable temporary differences and future taxable income. An uncertainty that affects the ultimate realization of deferred tax assets is the risk of incurring losses in the future. This factor has been considered in determining the valuation allowance. Management will continue to assess the adequacy of the valuation allowance on a quarterly basis.

JRM would be subject to U.S. withholding taxes on distributions of earnings from its U.S. subsidiaries. No U.S. withholding taxes have been provided as these earnings are considered indefinitely reinvested.

NOTE 5 - RELATED PARTY TRANSACTIONS

Transactions with subsidiaries, divisions and controlled joint ventures of McDermott International that are not disclosed elsewhere, are as follows:


                                           1998            1997       1996
                                           ----            ----       ----
                                                    (In thousands)

Sale of marine construction services     $ 22,173        $ 31,970   $ 45,226
Purchase of other services                  8,878          16,256     24,269
Insurance premiums                          8,072           8,012     12,908
Pension benefit                             1,120           1,094        843
Corporate administrative expense           13,148          11,900     11,900
Other administrative expense                5,197           6,629      6,615
Interest income                                 -               -        787
Interest expense                               97           6,655     21,831


During fiscal year 1997, JRM paid a $231,000,000 note payable to International and purchased from International certain diving support equipment and systems for $3,573,000 and nine cranes for use in JRM's fabrication and construction activities for $8,295,000. During fiscal year 1998, a tax adjustment of $1,128,000 on the above purchase was included in Capital in Excess of Par Value.

Under a non-competition agreement entered into in connection with the acquisition of OPI, a director who resigned in April 1996 received $1,500,000 in fiscal years 1998, 1997 and 1996 and will receive additional payments of $1,500,000 per year over the next two years.

In fiscal year 1995, JRM entered into an office sublease with an affiliate of one of its directors (who resigned in April 1996). Such sublease expired in March 1997. During fiscal years 1997 and 1996, the affiliate paid $216,000 and $185,000, respectively, under the sublease. Under another agreement, JRM paid $576,000 to the affiliate in each of fiscal years 1997 and 1996 and reimbursed the affiliate for out-of-pocket expenses for the management and operation of JRM's offshore producing oil and gas property. Also during fiscal year 1996, JRM fabricated a caisson for the affiliate for $84,000. In addition, JRM received approximately $2,000,000 from the affiliate during fiscal year 1996 pursuant to a contract to refurbish, transport and install an offshore jacket and deck.

JRM entered into agreements with an affiliate of another director (whose term as director ended in August 1997) pursuant to which JRM acquired interests in certain offshore oil and gas property. During fiscal year 1996, JRM paid $2,036,000 to the affiliate under the agreements in connection with the acquisition of its interests and the development of such property. During fiscal year 1996, JRM sold its interest in the property to the affiliate in exchange for an $8,000,000 convertible production payment relating to such property. Pursuant to the terms of the agreements entered into in connection with such sale, JRM received a right to a production payment that allows it to share in up to $8,000,000 of the net proceeds on any production from the property based upon a percentage of its original interest in such property. In December 1995, this property was placed on production and JRM earned approximately $1,262,000, $1,093,000 and $179,000 in fiscal years 1998, 1997 and
1996, respectively,
under these agreements. In addition, during fiscal year 1998, JRM sold its investment in common stock of this affiliate and its interest in a limited partnership which is also an affiliate of this director. JRM also entered into agreements with two affiliates of the same former director to design, fabricate and install several offshore pipelines or structures. The value of these agreements was approximately $82,000,000. At March 31, 1997, all work under these agreements had been completed and invoiced.

McDermott International provides administrative services to JRM under a service agreement. These services include, but are not limited to: accounting, treasury, tax administration and other financial services; human relations; public relations; corporate secretarial; and corporate officer services. The cost of these services to JRM was $13,148,000, $11,900,000 and $11,900,000 for
fiscal years 1998, 1997 and 1996, respectively. McDermott International also provides other administrative services which are billed directly to JRM. These services include, but are not limited to, telecommunications and automation. The cost of these services to JRM was $5,197,000, $6,629,000 (including $2,087,000 for corporate officer severance) and $6,615,000 for fiscal years 1998, 1997 and 1996, respectively.

Certain officers and employees of JRM participate in certain benefit plans which involve the issuance of International Common Stock.

NOTE 6 - NOTES PAYABLE AND LONG-TERM DEBT

                                                       1998        1997
                                                       ----        ----
                                                          (In thousands)
Long-term debt consists of:

Unsecured debt:

   9.375% Senior Subordinated Notes due 2006      $   244,986   $   244,610
     ($250,000,000 principal amount)

   12.875% Guaranteed Senior Notes due 2002
     ($70,000,000 principal amount)-
      redeemed July 1997                                    -        73,958

   Other notes payable                                 16,454        17,905

Secured debt:

 Floating rate notes, interest at one month LIBOR
  plus 2% (7.75% at March 31, 1998)
  due 1999                                              4,503        12,693

 Capitalized Lease Obligations                          8,900        13,276
-----------------------------------------------------------------------------
                                                      274,843       362,442
Less amounts due within one year                       29,021        86,955
-----------------------------------------------------------------------------

                                                  $   245,822   $   275,487
=============================================================================

Notes payable and current maturities of long-term debt consist of:

                                                          1998        1997
                                                          ----        ----
                                                          (In thousands)

Short-term lines of credit - unsecured                 $   2,251   $  28,610
Current maturities of long-term debt                      29,021      86,955
----------------------------------------------------------------------------

                                                       $  31,272   $ 115,565
============================================================================

Weighted average interest rate on short-term borrowings    7.69%       6.95%
============================================================================

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

Maturities of long-term debt during the five fiscal years subsequent to March 31, 1998 are as follows: 1999 - $29,021,000; 2000 - $721,000; 2001 - $38,000;
2002 - $38,000; 2003 - $39,000.

At March 31, 1998 and 1997, JRM had available various uncommitted short-term lines of credit from banks totaling $25,234,000 and $43,091,000, respectively. Borrowings by JRM against these lines of credit at March 31, 1998 and 1997 were $2,251,000 and $28,610,000, respectively. JRM is also a party to an unsecured and committed revolving credit facility (the "JRM Revolver"). There were no borrowings outstanding at March 31, 1998 and 1997 under the JRM Revolver. As a condition to borrowing under the JRM Revolver, JRM must comply with certain covenant requirements. Presently, JRM cannot satisfy these requirements and cannot borrow under the JRM Revolver. The JRM Revolver also limits the amount of funds which JRM can borrow from other sources and JRM is presently at these limits. The JRM Revolver will expire on June 8, 1998. JRM is currently negotiating a new three year unsecured committed revolving credit and letter of credit facility.

JRM is restricted, as a result of covenants in its indenture relating to its 9.375% Notes, from paying cash dividends on, or repurchasing or redeeming, its capital stock (including the shares of Common Stock and Series A Preferred Stock held by International), or in transferring funds through unsecured loans to or investments in International. At March 31, 1998, JRM could pay cash dividends on, or repurchase shares of, its capital stock (including shares held by International) in the amount of $37,633,000, could pay up to an additional $9,600,000 of cash dividends on its Series A Preferred Stock held by International, and could make unsecured loans to or investments in International of approximately $30,000,000. Additionally under such indenture, JRM is required to offer to purchase its outstanding 9.375% Notes at 100% of their principal amount, plus accrued and unpaid interest, to the extent that it has proceeds from certain asset sales and dispositions equal to or exceeding $25,000,000 that it has not used to permanently reduce certain senior or other indebtedness or reinvested in its business within a specified time period, generally 18 months, following each such asset sale or disposition. Currently, JRM has approximately $240,000,000 in proceeds from such asset sales and dispositions, which, if not used for repayment of debt or reinvested as described above, would be subject to this obligation commencing June 1999.

NOTE 7 - PENSION PLANS AND POSTRETIREMENT BENEFITS

Pension Plans - JRM provides retirement benefits through employee participation in two non-contributory pension plans for substantially all of its salaried employees, except certain non-resident alien employees of foreign subsidiaries who are not citizens of a European Community country or who do not earn income in the United States or the United Kingdom. Plan benefits are based on final average compensation and years of service. JRM's funding policy is to fund the applicable pension plan to meet minimum funding requirements of the Employee Retirement Income Security Act of 1974 and to fund the other pension plan as recommended by the respective plan actuary in accordance with applicable law.
At January 1, 1998 and 1997, approximately one-half of total plan assets were invested in listed stocks and bonds. The remaining assets were held in foreign equity funds, U.S. Government securities and investments of a short-term nature.

JRM also provides benefits to employees in the United Kingdom through participation of certain of its subsidiaries and affiliated companies in a contributory pension plan sponsored by McDermott International.

U.S. Pension Plans

The net periodic pension cost for fiscal years 1998, 1997 and 1996 included the following components:

                                                     1998     1997     1996
                                                     ----     ----     ----
                                                         (In thousands)

Service cost - benefits earned during the period  $  5,246  $ 4,927  $ 2,976
Interest cost on projected benefit obligation        5,264    4,263    3,533
Actual return on plan assets                       (11,039)  (5,841)  (6,484)
Net amortization and deferral                        6,555    1,857    2,286
-----------------------------------------------------------------------------

Net periodic pension cost                         $  6,026  $ 5,206  $ 2,311
=============================================================================

The following table sets forth the U.S. plans' funded status and the amounts recognized in the consolidated financial statements:

                                                           1998         1997
                                                           ----         ----
                                                             (In thousands)

Actuarial present value of benefit obligations:

  Vested benefit obligation                              $  44,974   $  35,218
===============================================================================

  Accumulated benefit obligation                         $  56,494   $  43,903
===============================================================================

  Projected benefit obligation                           $  85,017   $   65,480

Plan assets at fair value                                   64,231       52,582
-------------------------------------------------------------------------------

Projected benefit obligation in excess of plan assets      (20,786)    (12,898)
Unrecognized net loss                                       12,790      10,701
Adjustment required to recognize minimum liability               -         (41)
Unrecognized prior service cost                             (8,044)     (8,684)
Unrecognized transition asset                                 (949)     (1,261)
-------------------------------------------------------------------------------
Net pension liability                                    $ (16,989)  $ (12,183)
===============================================================================

The assumptions used in determining the funded status of the U.S. plans were:


                                                    1998      1997      1996
                                                    ----      ----      ----
Actuarial assumptions:
  Discount rate                                     7.0%      7.5%      7.25%
===============================================================================

  Rate of increase in future compensation levels    4.5%      5.0%      5.0%
===============================================================================

  Expected long-term rate of return on plan assets  8.5%      8.5%      8.5%
===============================================================================

In February 1998, JRM terminated its Retirement Plan for Non-Management Directors and issued 7,910 shares of JRM's Common Stock to the participants in that plan in full satisfaction of their accrued benefits under the terminated plan.

Non-U.S. Pension Plan

The net periodic pension cost (benefit) for fiscal years 1998, 1997 and 1996 included the following components:

                                                      1998     1997      1996
                                                      ----     ----      ----
                                                          (In thousands)

Service cost - benefits earned during the period    $   434   $  459   $    332
Interest cost on projected benefit obligation           833      766        829
Actual return on plan assets                         (1,822)    (756)    (1,046)
Net amortization and deferral                           591     (403)        30
-------------------------------------------------------------------------------

Net periodic pension cost                           $    36   $   66   $    145
===============================================================================

The following table sets forth the non-U.S. plan's funded status and the amounts recognized in the consolidated financial statements:

                                                      1998           1997
                                                      ----           ----
                                                        (In thousands)

Actuarial present value of benefit obligations:

  Vested benefit obligation                              $  9,500   $  8,198
===============================================================================

  Accumulated benefit obligation                         $  9,878   $  8,594
===============================================================================

  Projected benefit obligation                           $ 12,359   $ 10,989

Plan assets at fair value                                  13,950     12,328
-------------------------------------------------------------------------------

Plan assets in excess of projected benefit obligation       1,591      1,339

Unrecognized net gain                                      (1,217)      (831)

Unrecognized transition asset                                (621)      (719)
-------------------------------------------------------------------------------

Net pension liability                                    $   (247)  $   (211)
===============================================================================

The assumptions used in determining the funded status of the non-U.S. plan were:

                                                    1998         1997     1996
                                                    ----         ----     ----
Actuarial assumptions:
  Discount rate                                     7.0%        7.25%     8.25%
===============================================================================

  Rate of increase in future compensation levels    4.5%        5.0%      5.0%
===============================================================================

  Expected long-term rate of return on plan assets  8.25%       8.5%      8.5%
===============================================================================

Postretirement Health Care and Life Insurance Benefits - JRM offers postretirement health care and life insurance benefits to substantially all of its regular full-time employees who retire and receive retirement income from a defined benefit pension plan funded by JRM, except certain non-resident alien retired employees who are not citizens of a European Community country, or who, while employed, did not earn income in the United States, Canada or the United Kingdom. JRM shares the cost of providing these benefits, except for certain life insurance plans, with all affected retirees. JRM does not fund any of these plans.

The following table sets forth the amounts recognized in the consolidated financial statements at March 31:

                                                      1998        1997
                                                      ----        ----
                                                      (In thousands)
Accumulated Postretirement Benefit Obligation:
  Retirees                                          $  2,156   $  1,233
  Fully eligible active participants                   2,668      2,467
  Other active plan participants                      14,322     13,810
------------------------------------------------------------------------
                                                      19,146     17,510
Unrecognized net gain                                  1,493      1,220
------------------------------------------------------------------------

Accrued postretirement benefit cost                 $ 20,639   $ 18,730
========================================================================

Weighted average discount rate                         7.00%      7.50%
========================================================================

The accumulated postretirement benefit obligation includes $18,228,000 and $16,322,000 for health care plans and $918,000 and $1,188,000 for life insurance plans at March 31, 1998 and 1997, respectively.

Net periodic postretirement benefit cost for fiscal years 1998, 1997 and 1996 included the following components:

                                                     1998        1997      1996
                                                            (In thousands)


Service cost                                        $ 1,065    $ 1,289   $   767
Interest cost                                         1,309      1,383     1,060
Net amortization and deferral                           (88)       150         -
--------------------------------------------------------------------------------

Net periodic postretirement benefit cost            $ 2,286    $ 2,822   $ 1,827
================================================================================

For measurement purposes, a weighted-average annual assumed rate of increase in the per capita cost of covered health care claims of 6-1/2% was assumed for 1998, 7-1/2% for 1997 and 10-3/4% for 1996. For 1999, a rate of 5-1/2% was assumed. The rate was assumed to decrease gradually to 4% in 2005 and remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. For example, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of March 31, 1998 by $3,039,000 and the aggregate of the service cost and interest cost components of net periodic postretirement benefit cost for fiscal year 1998 by $443,000.

Subsequent Event - Effective April 1, 1998, JRM terminated all postretirement health care and life insurance benefits for employees. As a result of the termination, the total accumulated postretirement benefit obligation of JRM will decrease. On the same date, the pension plan for the employees affected by the termination were amended to increase the benefits payable to offset the cost of postretirement health care and life insurance to the participants. As a result of the amendment to the plan, the total projected benefit obligation of JRM will increase. The decrease in the accumulated postretirement benefit obligation will be measured against the increase in the total projected benefit obligation of the pension plan, and any resulting gain or loss will be recognized in the first quarter of fiscal year 1999. The actuarial calculations of the decrease in the total accumulated postretirement benefit obligation and the increase in the projected benefit obligation of the pension plan have not yet been finalized.

NOTE 8 - IMPAIRMENT OF LONG-LIVED ASSETS

During fiscal year 1998, management concluded that the goodwill associated with the acquisition of OPI no longer had value and recorded a charge for the remaining goodwill of $262,901,000. The decision was based on the lack of volume related to OPI, the departure of key OPI executives from JRM and the disposal of significant OPI joint ventures and major OPI vessels. Annual amortization of the OPI goodwill was approximately $21,800,000.

During fiscal years 1998 and 1997, management identified certain long-lived assets that are no longer expected to recover their entire carrying value through future cash flows. The assets include non-core, surplus and obsolete property and equipment. Fair value was generally determined based on sales prices of comparable assets. Impairment losses to write down the property, plant and equipment to estimated fair value totaled $2,891,000 and $19,228,000, respectively, in fiscal years 1998 and 1997.

During fiscal year 1998, management decided to sell a Floating Production, Storage and Offloading System ("FPSO"). As a result, an impairment loss of $7,000,000 was recognized to reduce the FPSO to its estimated fair value less costs to sell. Prior to recognition of the impairment loss, the carrying value of the FPSO was approximately $21,500,000. Excluding the impairment loss, net income for fiscal year 1998 for the FPSO was $2,774,000. Management expects to sell the FPSO within the next year.

During fiscal year 1997, management decided to sell a certain vessel and related equipment of a non-core business and to sell or otherwise dispose of certain other assets. As a result, impairment losses totaling $12,162,000 were recognized to reduce the property and equipment to estimated fair values less the costs to sell. Prior to recognition of the impairment losses, the carrying value of these assets totaled approximately $18,950,000. Excluding the impairment losses, results of operations for fiscal year 1997 for these assets were not material. Substantially all of these assets were disposed of in fiscal year 1998, with no significant gain or loss recognized.

NOTE 9 - CAPITAL STOCK

At March 31, 1998 and 1997, 14,634,966 and 15,172,402 shares, respectively, of
Common Stock were reserved for issuance in connection with the possible conversion of Series A $2.25 Cumulative Convertible Preferred Stock ("Series A Preferred Stock"), the exercise of stock options and awards of restricted stock under JRM's stock incentive plans and contributions to the Thrift Plan described in Note 10.

At March 31, 1998 and 1997, 3,200,000 shares of Series A Preferred Stock were owned by International. Shares of Series A Preferred Stock are entitled to one vote per share, voting as a single class with the Common Stock, and a liquidation preference of $50.00 per share. Dividends on Series A Preferred Stock are cumulative at the annual rate of $2.25 per share. Series A Preferred Stock is redeemable for cash at the option of JRM, at any time through January 31, 2000 provided that the last reported sales price of JRM's Common Stock in its principal trading market for any 20 trading days within a period of 30 consecutive trading days is at least $55.74, or any time after January 31, 2000 at a price equal to $52.00 per share, plus accrued and unpaid dividends. Each share of Series A Preferred Stock is convertible into 1.794 shares of Common Stock at any time after a call by JRM for redemption of any or all of the outstanding Series A Preferred Stock or at any time after January 31, 2000.

During fiscal year 1998, JRM's Board of Directors approved a plan to buy back a limited number of shares of its Common Stock. Under the plan, JRM can purchase up to two million shares of its Common Stock from time to time on the open market or through negotiated transactions, depending on the availability of cash and market conditions. JRM's plan is also dependent on its ability to satisfy its debt covenants. As of March 31, 1998, JRM had purchased 362,500 shares of its Common Stock at an average share price of $37.31 under the plan.

NOTE 10 - STOCK PLANS

A total of 3,217,039 shares of Common Stock are available for stock option grants and restricted stock awards to officers and key employees under the Executive Long-Term Incentive Compensation Plan at March 31, 1998. The Plan permits the grant of nonqualified stock options, incentive stock options and restricted stock. Options to purchase shares are granted at not less than 100% of the fair market value on the date of the grant, become exercisable at such time or times as determined when granted and expire not more than ten years after the date of grant. Under the Plan, eligible employees may be granted rights to purchase shares of Common Stock at $1.00 per share, which shares are subject to restrictions on transfer that lapse at such times and circumstances as specified when granted. Through March 31, 1998, a total of 112,940 shares of restricted stock (including 58,700 and 54,240 shares issued with a weighted average fair value of $23.78 and $23.25 per share in fiscal years 1997 and 1996, respectively) have been issued under Plan. During fiscal year 1998, performance-based awards represented by initial notional grants totaling 32,510 rights (with a weighted average fair value of $36.53 per right) to purchase restricted shares of Common Stock were granted to certain officers and key employees under the Plan. Under the provisions of the performance-based awards, no shares are issued at the time of the initial award and the number of shares which will ultimately be issued shall be determined based on the change in the market value of JRM's Common Stock over a specified performance period.

A total of 92,500 shares of Common Stock are available for grants of options, and rights to purchase restricted shares, to non-employee directors under JRM's Nonemployee Director Stock Plan at March 31, 1998. Options to purchase 600, 200, and 200 shares will be granted on the first, second, and third years, respectively, of a Director's term at not less than 100% of the fair market value on the date of grant, are fully vested and exercisable on the date of grant and expire ten years after the date of the grant. Rights to purchase 300, 100 and 100 shares are granted on the first, second and third years, respectively, of a Director's term, at $1.00 per share, which shares are subject to restrictions on transfer that lapse at the end of such term. Through March 31, 1998, a total of 3,100 shares of restricted stock have been issued under the Nonemployee Director Stock Plan.

Under JRM's 1995 Senior Management Stock Option Plan, senior management employees may be granted options to purchase shares of Common Stock. The total number of shares available for grant is determined by the Board of Directors from time to time. Options to purchase shares are granted at not less than 100% of the fair market value on the date of grant, become exercisable at such time or times as determined when granted, and expire not more than ten years after the date of grant.

In the event of a change in control of JRM, all three programs have provisions that may cause restrictions to lapse and accelerate the exercisability of options outstanding.

The following table summarizes activity for JRM's stock option plans (share data in thousands):


                                1998             1997              1996
                            -------------   --------------    -------------
                                   Weighted-        Weighted-         Weighted-
                                    Average          Average           Average
                                   Exercise         Exercise          Exercise
                         Options    Price   Options   Price   Options   Price
-------------------------------------------------------------------------------
Outstanding, April 1      1,039    $17.31   1,092    $13.47   1,078    $ 9.46
Granted                     141    $37.54     276    $24.33     388    $16.76
Exercised                  (442)   $12.64    (297)   $ 9.56    (354)   $ 4.32
Cancelled/forfeited         (51)   $21.21     (32)   $18.91     (20)   $22.63
------------------------------------------------------------------------------

Outstanding, March 31       687    $24.21   1,039    $17.31   1,092    $13.47
==============================================================================

Exercisable, March 31       244    $21.31     490    $13.15     557    $ 8.77
==============================================================================

The following tables summarize the range of exercise prices and the weighted average remaining contractual life of the options outstanding and the range of exercise prices for the options exercisable at March 31, 1998 (share data in thousands):

                              Options Outstanding
------------------------------------------------------------------------------
                                          Weighted
                                          Average
                                         Remaining         Weighted
          Range of                      Contractual         Average
      Exercise Prices     Outstanding      Life          Exercise Price
------------------------------------------------------------------------------
      $ 6.00 - $ 9.13            4          2.7             $ 6.18
      $16.69 - $17.00          220          8.1             $16.73
      $22.13 - $24.94          322          8.4             $23.70
      $37.53 - $38.66          141          5.0             $37.97
                               ---

      $ 6.00 - $38.66          687          7.5             $24.21
                               ===

                              Options Exercisable
------------------------------------------------------------------------------
                                                  Weighted
         Range of                                  Average
      Exercise Prices       Exercisable         Exercise Price
------------------------------------------------------------------------------
      $ 6.00 - $ 9.13            4                  $ 6.18
      $16.69 - $17.00           66                  $16.76
      $22.13 - $24.94          172                  $23.29
           $38.66                2                  $38.66
                               ---
      $ 6.00 - $38.66          244                  $21.31
                               ===

As discussed in Note 1, JRM applies APB 25 and related interpretations in accounting for its stock-based compensation. Charges to income related to stock plan awards totaled approximately $1,541,000, $965,000 and $154,000 for the fiscal years ended March 31, 1998, 1997 and 1996, respectively. If JRM had accounted for its stock plan awards using the alternative fair value method of accounting under SFAS No. 123, "Accounting for Stock-Based Compensation," its net income (loss) and earnings (loss) per share would have been the pro forma amounts indicated below:

                                     1998         1997          1996
                                     ----         ----          ----
                                 (In thousands, except per share data)
Net income (loss):
        As reported                $88,960      $(12,900)      $(1,280)
        Pro forma                  $88,839      $(13,358)      $(1,368)
Basic earnings (loss) per share:
        As reported                $  2.00      $  (0.50)      $ (0.23)
        Pro forma                  $  1.99      $  (0.51)      $ (0.23)
Diluted earnings (loss) per share:
        As reported                $  1.89      $  (0.50)      $ (0.23)
        Pro forma                  $  1.89      $  (0.51)      $ (0.23)

The above pro forma information is not indicative of future pro forma amounts. SFAS No. 123 does not apply to awards prior to fiscal year 1996 and additional awards in future years are anticipated. The fair value of each option grant was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

                                          1998         1997       1996
                                          ----         ----       ----

Risk-free interest rate                  5.41%        6.28%      5.34%
Volatility factor of the expected
  market price of JRM's common stock      .41          .41        .41
Expected life of the option in years      3.6          5.0        5.0
Expected dividend yield of JRM's
  common stock                              0%           0%         0%

The weighted average fair value of the stock options granted in 1998, 1997 and 1996 was $13.85, $11.09 and $7.40, respectively.

Thrift Plan

Certain employees of JRM participate in the Thrift Plan for Employees of McDermott Incorporated and Participating Subsidiary and Affiliated Companies (the "Thrift Plan"), which is a defined contribution plan maintained by a subsidiary of McDermott International. On June 5, 1995, a maximum of 5,000,000 of the authorized and unissued shares of JRM's Common Stock was reserved for possible issuance as the JRM employer match for employee contributions to the Thrift Plan. Such employer contributions equal 50% of the first 6% of compensation, as defined in the Thrift Plan, contributed by participants, and fully vest and are non-forfeitable after five years of service or upon retirement, death, lay-off or approved disability. During fiscal years 1998, 1997 and 1996, 65,727, 77,112 and 80,356 shares, respectively, were issued as employer contributions pursuant to the Thrift Plan. At March 31, 1998, 4,776,805 shares remained available for issuance.

NOTE 11 - CONTINGENCIES AND COMMITMENTS

Investigations and Litigation - In March 1997, JRM and International, with the help of outside counsel, began an investigation into allegations of wrongdoing by a limited number of former employees of JRM and International and others.
The allegations concerned the heavy-lift business of the HeereMac joint venture. Upon becoming aware of these allegations, JRM and International notified authorities, including the Antitrust Division of the U. S. Department of Justice and the European Commission. As a result of JRM's and International's prompt disclosure of the allegations, both companies and the individuals who were officers, directors and employees of JRM or International at the time of the disclosure were granted immunity from criminal prosecution by the Department of Justice for any anti-competitive acts involving worldwide heavy-lift activities.

On December 21, 1997, following JRM's termination of its joint venture with Heerema Offshore Construction Group, Inc. ("Heerema"), HeereMac and a HeereMac employee pled guilty to criminal charges by the Department of Justice that they and others had participated in a conspiracy to rig bids in connection with the heavy-lift business of HeereMac in the Gulf of Mexico, North Sea and Far East. HeereMac was fined $49,000,000 and the employee $100,000. As part of the plea, both HeereMac and certain employees of HeereMac agreed to cooperate fully with the Department of Justice investigation. Neither JRM, International nor any of their officers, directors or employees was a party to those proceedings.

JRM and International have cooperated and are continuing to cooperate with the Department of Justice in its investigation. Near the end of calendar 1997, the Department of Justice requested additional information from the companies relating to possible anti-competitive activity in the marine construction business of McDermott-ETPM East, Inc., one of the operating companies within JRM's former McDermott-ETPM joint venture with ETPM S.A., a French company. Pursuant to the termination of the McDermott-ETPM joint venture on April 3, 1998, JRM assumed 100% ownership of McDermott-ETPM East, Inc., which has been renamed J. Ray McDermott Middle East, Inc.

JRM and International are also cooperating with the Securities and Exchange Commission ("SEC"), which also requested information and documents from the companies with respect to certain of the foregoing matters. JRM and International are subject to a judicial order entered in 1976, with the consent of McDermott Incorporated (which at that time was the parent of the McDermott group of companies), pursuant to an SEC complaint ("Consent Decree"). The Consent Decree prohibits the companies from making false entries in their books, maintaining secret or unrecorded funds or using corporate funds for unlawful purposes. Violations of the Consent Decree could result in substantial civil and/or criminal penalties to the companies.

On June 1, 1998, Phillips Petroleum Company (individually, and on behalf of certain co-venturers) and certain related entities filed a complaint in United States District Court for the Southern District of Texas against JRM, International, McDermott Incorporated, McDermott-ETPM, Inc., certain JRM subsidiaries, HeereMac, Heerema, certain Heerema affiliates, and others. The complaint alleges that the defendants engaged in anti-competitive acts in violation of Sections 1 and 2 of the Sherman Act and Sections 15.05(a) and (b) of the Texas Business and Commerce Code, engaged in fraudulent activity and tortiously interfered with the plaintiffs' businesses in connection with certain offshore transportation and installation projects in the Gulf of Mexico, North Sea and Far East. In addition to seeking actual damages and attorneys' fees, the plaintiffs have requested punitive as well as treble damages.

It is not possible to predict the ultimate outcome of the Department of Justice investigation, the SEC inquiry, the companies' internal investigation, the above referenced lawsuit, or the actions that may be taken by others as a result of HeereMac's guilty plea or otherwise. However, these matters could result in civil and/or criminal liability and have a material adverse effect on JRM's consolidated financial position and results of operations.

In addition to the foregoing, JRM and certain of its officers, directors and subsidiaries are defendants in numerous other legal proceedings. Management believes that the outcome of these proceedings will not have a material adverse effect upon JRM's consolidated financial position or results of operations.

Operating Leases - Future minimum payments required under operating leases that have initial or remaining noncancellable lease terms in excess of one year at March 31, 1998 are as follows: 1999 - $5,565,000; 2000 - $4,575,000; 2001 -
$3,753,000; 2002 - $1,855,000;  2003 - $1,827,000; and thereafter - $47,685,000.
Total rental expense for fiscal years 1998, 1997 and 1996 was $74,262,000, $67,990,000 and $66,617,000, respectively. These expense amounts include contingent rentals and are net of sublease income, neither of which are material.

Other - JRM maintains liability and property insurance against such risk and in such amounts as it considers adequate. However, certain risks are either not insurable or insurance is available only at rates which JRM considers uneconomical.

Commitments for capital expenditures amounted to approximately $24,541,000 at March 31, 1998, all of which relates to fiscal year 1999.

JRM is contingently liable under standby letters of credit totaling $235,736,000 (including $47,086,000 issued on behalf of unconsolidated joint ventures) at March 31, 1998, all of which were issued in the normal course of business.

NOTE 12 - FINANCIAL INSTRUMENTS WITH CONCENTRATIONS OF CREDIT RISK

The principal customers of JRM are the offshore oil, natural gas and hydrocarbon processing industries and other marine construction companies. These concentrations of customers may impact JRM's overall exposure to credit risk, either positively or negatively, in that the customers may be similarly affected by changes in economic or other conditions. However,

JRM's management believes that the portfolio of receivables is well diversified and that this diversification minimizes any potential credit risk. Receivables are generally not collateralized.

JRM believes that its provision for possible losses on uncollectible accounts receivable is adequate for its credit loss exposure. At March 31, 1998 and 1997, the allowance for possible losses deducted from Accounts receivable-trade on the accompanying balance sheet was $2,164,000 and $3,634,000, respectively.

NOTE 13 - INVESTMENTS

The following is a summary of available-for-sale securities at March 31, 1998:


                                              Gross         Gross     Estimated
                                Amortized   Unrealized   Unrealized     Fair
                                   Cost       Gains         Losses      Value
                                   ----       -----         ------      -----
                                               (In thousands)
Debt securities:
  U. S. Treasury securities
    and obligations of U.S.
    government agencies         $ 182,856     $ 329          $ 656    $ 182,529
  Corporate notes and bonds        72,767        36             24       72,779
  Time deposits                   393,070         -              -      393,070
-------------------------------------------------------------------------------

Total                           $ 648,693     $ 365          $ 680    $ 648,378
===============================================================================

The amortized cost and estimated fair value amounts of debt securities at March 31, 1998 include $104,720,000 in time deposits which are reported as cash equivalents.

The following is a summary of available-for-sale securities at March 31, 1997:

                                                       Gross        Estimated
                                    Amortized       Unrealized         Fair
                                       Cost            Losses          Value
                                       ----            ------          -----
                                               (In thousands)
Debt securities:
  Obligations of U.S.
     government agencies            $  55,552          $    36      $  55,516
  Time deposits                        61,075                -         61,075
  Other debt securities                41,150                -         41,150
-----------------------------------------------------------------------------

  Total debt securities               157,777               36        157,741
-----------------------------------------------------------------------------

Equity securities                       2,009            1,015            994
-----------------------------------------------------------------------------

Total                               $ 159,786          $ 1,051      $ 158,735
=============================================================================

The amortized cost and estimated fair value amounts of debt securities at March 31, 1997 include $82,225,000 in time deposits and other debt securities which are reported as cash equivalents.

Proceeds and gross realized losses on sales of available-for-sale securities were approximately $1,338,000 and $672,000, respectively, for fiscal year 1998. Proceeds and gross realized gains on sales of available-for-sale securities were approximately $4,589,000 and $20,000, respectively, for fiscal year 1997. The amortized cost and estimated fair value of available-for-sale debt securities at March 31, 1998, by contractual maturity, are as follows:

                                                      Estimated
                                         Amortized       Fair
                                            Cost        Value
                                            ----        -----
                                              (n thousands)
Debt securities:
 Due in one year or less                 $ 490,748    $ 490,732
 Due after one through three years          69,699       69,490
 Due after three years                      88,246       88,156
---------------------------------------------------------------

 Total                                   $ 648,693    $ 648,378
===============================================================

NOTE 14 - DERIVATIVE FINANCIAL INSTRUMENTS

JRM operates internationally giving rise to exposure to market risks from changes in foreign exchange rates. Derivative financial instruments, primarily forward exchange contracts, are utilized to reduce those risks. JRM does not hold or issue financial instruments for trading purposes.

Forward exchange contracts are entered into primarily as hedges of certain firm purchase and sale commitments denominated in foreign currencies. At March 31, 1998, JRM had forward exchange contracts to purchase $42,674,000 in foreign currencies (primarily Pound Sterling and Singapore Dollars), and to sell $18,910,000 in foreign currencies (primarily Singapore Dollars), at varying maturities through fiscal year 1999. At March 31, 1997, JRM had forward exchange contracts to purchase $66,969,000 in foreign currencies (primarily Pound Sterling), and to sell $257,000 in foreign currencies (primarily Singapore Dollars), at varying maturities through fiscal year 1998.

Deferred realized and unrealized gains and losses from hedging firm purchase and sale commitments are included on a net basis in the balance sheet as a component of either other current assets or accrued liabilities. They are recognized as part of the purchase or sale transaction when it is recognized, or as other gains or losses when a hedged transaction is no longer expected to occur. At March 31, 1998 and 1997, JRM had deferred gains of $586,000 and $2,127,000, respectively, and deferred losses of $24,000 and $46,000, respectively, related to forward exchange contracts which will primarily be recognized in accordance with the percentage of completion method of accounting.

JRM is exposed to credit-related losses in the event of nonperformance by counterparties to derivative financial instruments, but it does not anticipate nonperformance by any of the counterparties. The amount of such exposure is generally the unrealized gains in such contracts.

NOTE 15 - FAIR VALUES OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used by JRM in estimating its fair value disclosures for financial instruments:

Cash and cash equivalents: The carrying amounts reported in the balance sheet for cash and cash equivalents approximate their fair values.

Investment securities: The fair values of investments are estimated based on quoted market prices. For investments for which there are no quoted market prices, fair values are derived from available yield curves for investments of similar quality and terms. The carrying amounts for investments are their estimated fair values (see Note 13).

Note receivable from an unconsolidated affiliate: At March 31, 1997, it was not practicable to estimate the fair value of JRM's 7.75% Note Receivable from the HeereMac joint venture because there were no quoted market prices and the time of its settlement could not be determined.

Long and short-term debt: The fair values of debt instruments are based on quoted market prices or, where quoted prices are not available, on the present value of future cash flows discounted at estimated borrowing rates for similar debt instruments or on estimated prices based on current yields for debt issues of similar quality and terms. At March 31, 1998 and 1997, JRM had total debt (including notes payable to McDermott International and excluding capitalized leases) with carrying values of $268,194,000 and $386,816,000 and fair values of $293,072,000 and $404,876,000, respectively.

Foreign currency exchange contracts: The fair values of foreign currency forward exchange contracts are estimated by obtaining quotes from brokers. At March 31, 1998 and 1997, JRM had net forward exchange contracts to purchase foreign currencies with notional values of $23,764,000 and $66,712,000 and fair values of $24,238,000 and $67,107,000, respectively.

NOTE 16 - SEGMENT REPORTING

JRM supplies worldwide services for the offshore oil and gas exploration and production and hydrocarbon processing industries, and to other marine construction companies. Principal activities include the design, engineering, fabrication and installation of offshore drilling and production platforms, specialized structures, modular facilities, marine pipelines and subsea production systems. JRM also provides subsea trenching services, diving services, procurement activities, and removal, salvage and refurbishment services for offshore fixed platforms. These activities are managed and results are evaluated primarily on a geographic area basis. Engineering Operations which includes project management services and engineering services is primarily managed and evaluated on a worldwide basis. Other is comprised of chartering activity as well as consolidating adjustments which pertain to operations but are excluded from management's evaluation of segment performance.

Intersegment sales are accounted for at prices which are generally established by reference to similar transactions with unaffiliated customers. Reportable segments are measured based on operating income exclusive of general corporate expenses. Other reconciling items to income

(loss) before provision for income taxes are interest income, interest expense and other-net. Corporate assets excluded from segment assets are primarily investments in debt securities.

On May 7, 1998, JRM sold its interest in McDermott Engineering (Europe) Limited. Management also intends to exit other European engineering operations. In fiscal years 1998, 1997 and 1996, these operations had revenues of $288,687,000, $295,343,000 and $394,580,000, and operating income of $6,177,000, $9,739,000 and $4,524,000, respectively.

JRM does not believe it is dependent on any one customer. Sales to major customers that exceeded 10% of revenues were: 1998--customer A $208,299,000 (11%); 1997--customer A $235,590,000 (17%), customer B $153,274,000 (11%); and
1996--customer A $190,000,000 (15%), customer B $198,453,000 (16%).  Customer A is a customer of both the North American Operations segment and the Europe Operations segment. Customer B is a customer of the Europe Operations segment.

Segment Information for the Three Fiscal Years Ended March 31, 1998.

1.  Information about JRM's Operations in Different Segments.

REVENUES/(1)/                              1998          1997            1996
--------                                   ----          ----            ----
                                                     (In thousands)

North American Operations              $  707,985    $  566,876      $  410,739
Middle East Operations                    345,146       192,578         155,212
Far East Operations                       336,692       221,159         206,559
Europe and West Africa Operations         378,037       361,633         479,716
Engineering Operations                    131,046        93,920          56,354
Other                                      34,000        30,690          28,830
Eliminations                              (77,420)      (58,387)        (77,959)
--------------------------------------------------------------------------------
     Total Revenues                    $1,855,486    $1,408,469      $1,259,451
================================================================================

/(1)/ Segment revenues are net of the following intersegment transfers:

North American Operations              $       89    $      590      $   10,624
Middle East Operations                      2,168             -          14,589
Europe and West Africa Operations             315         1,274             768
Engineering Operations                     58,465        46,684          37,809
Other                                      16,383         9,839          14,169
--------------------------------------------------------------------------------
  Total Intersegment Transfers         $   77,420    $   58,387      $   77,959
================================================================================

OPERATING INCOME:                        1998        1997        1996
                                         ----        ----        ----
                                                (In thousands)
Segment Operating Income (Loss):
North American Operations             $  75,588   $  30,076   $  40,097
Middle East Operations                   34,292       1,432       3,376
Far East Operations                     (11,306)     (4,016)      9,567
Europe and West Africa Operations        15,093     (17,514)     16,245
Engineering Operations                    3,775       5,960      (2,756)
Other                                   (10,320)     (5,119)    (29,615)
------------------------------------------------------------------------
 Total Segment Operating Income       $ 107,122   $  10,819   $  36,914
------------------------------------------------------------------------

Gain (Loss) On Asset Disposals
      and Impairments - Net:
North American Operations/(1)/        $  (6,532)  $  19,626   $     236
Middle East Operations                      (34)       (176)        668
Far East Operations                         817         792         225
Europe and West Africa Operations/(2)/  224,552      21,758         756
Engineering Operations                      (25)        (14)          -
Other/(3)/                             (258,897)    (12,965)        645
------------------------------------------------------------------------
 Total Gain (Loss) on Asset Disposals
    and Impairments - Net             $ (40,119)  $  29,021   $   2,530
------------------------------------------------------------------------

Income (Loss) From Investees:
North American Operations             $   4,539   $   7,439   $   4,332
Far East Operations                       4,253        (815)      1,178
Europe and West Africa Operations/(4)/   59,748     (14,584)      3,302
Other                                     1,696         127         312
------------------------------------------------------------------------

 Total Income (Loss) from Investees   $  70,236   $  (7,833)  $   9,124
------------------------------------------------------------------------

SEGMENT INCOME (LOSS):
North American Operations             $  73,595   $  57,141   $  44,665
Middle East Operations                   34,258       1,256       4,044
Far East Operations                      (6,236)     (4,039)     10,970
Europe and West Africa Operations       299,393     (10,340)     20,303
Engineering Operations                    3,750       5,946      (2,756)
Other                                  (267,521)    (17,957)    (28,658)
------------------------------------------------------------------------

 Total Segment Income (Loss)            137,239      32,007      48,568
------------------------------------------------------------------------

General Corporate Expenses              (13,064)    (16,610)    (12,014)
------------------------------------------------------------------------

  Total Operating Income              $ 124,175   $  15,397   $  36,554
========================================================================

/(1)/ Fiscal year 1998 includes the write-down of certain marine vessels in the amount of $9,891,000.
/(2)/ Fiscal year 1998 includes a $224,472,000 gain on asset disposal resulting from the termination of the HeereMac joint venture.
/(3)/ Fiscal year 1998 includes the write-off of $262,901,000 of goodwill associated with the acquisition of OPI.
/(4)/ Fiscal year 1998 includes a $61,637,000 distribution of earnings resulting from the termination of the HeereMac joint venture.

                                         1998          1997         1996
                                         ----          ----         ----
                                               (In thousands)
SEGMENT ASSETS
North American Operations              $ 281,331   $  303,093   $  285,696
Middle East Operations                    95,761      103,518       88,432
Far East Operations                      121,529      116,611      139,977
Europe and West Africa Operations        250,574      367,978      428,726
Engineering Operations                    20,274       25,712       28,209
Other/(1)/                               104,674      396,890      478,690
--------------------------------------------------------------------------
  Total Segment Assets                   874,143    1,313,802    1,449,730
--------------------------------------------------------------------------
  Corporate Assets                       674,577      192,990      165,281
--------------------------------------------------------------------------

  Total Assets                        $1,548,720   $1,506,792   $1,615,011
--------------------------------------------------------------------------

/(1)/ At March 31, 1997 and 1996, Other segment assets include $279,218,000 and
      $304,333,000, respectively, of goodwill associated with the acquisition of OPI. Corresponding amortization of this goodwill is reflected among the reportable segments.

CAPITAL EXPENDITURES
North American Operations/(1)/        $   11,916   $   37,603   $   63,001
Middle East Operations                     4,915        7,028        7,498
Far East Operations                        1,684        8,551        2,947
Europe and West Africa Operations/(2)/    35,071       12,280       12,274
Engineering Operations                       447          529          549
Other                                      3,671           91        1,208
--------------------------------------------------------------------------
 Total Capital Expenditures           $   57,704   $   66,082   $   87,477
==========================================================================

/(1)/ Fiscal year 1996 includes property, plant and equipment of $11,198,000 of an acquired company.
/(2)/ Fiscal year 1998 includes property, plant and equipment of $30,559,000 acquired through the termination of the HeereMac joint venture.

DEPRECIATION AND AMORTIZATION
North American Operations             $   28,883   $   30,451   $   19,315
Middle East Operations                     6,183        6,518        7,488
Far East Operations                       10,231       10,942       10,701
Europe and West Africa  Operations        31,488       35,642       28,115
Engineering Operations                     1,895        2,407        1,797
Other                                     13,656       11,783       17,631
--------------------------------------------------------------------------
  Segment Depreciation and Amortization   92,336       97,743       85,047
--------------------------------------------------------------------------
  Corporate Depreciation and Amortization  1,507        1,932        1,353
--------------------------------------------------------------------------

  Total Depreciation and Amortization $   93,843   $   99,675   $   86,400
==========================================================================

INVESTMENTS IN UNCONSOLIDATED AFFILIATES
North American Operations             $       77   $        -   $        -
Far East Operations                       10,075        7,946        8,760
Europe and West Africa Operations         13,887       61,431       60,839
Other                                      5,030        3,335        3,207
--------------------------------------------------------------------------
 Total Investments in Unconsolidated
  Affiliates                          $   29,069   $   72,712   $   72,806
==========================================================================

2.   Information about JRM's Service Lines

                                          1998         1997           1996
                                          ----         ----           ----
                                                   (In thousands)

Revenues:
  -  Offshore Operations                 $  743,114   $  591,021    $  548,634
  -  Fabrication Operations                 455,306      376,257       311,609
  -  Engineering Operations                 276,422      235,672       248,329
  -  Procurement Activities                 425,440      240,108       235,884
  -  Adjustments and Eliminations           (44,796)     (34,589)      (85,005)
-------------------------------------------------------------------------------

     Total Revenues                      $1,855,486   $1,408,469    $1,259,451
===============================================================================

3.   Information about JRM's Operations in Different Countries

Revenues/(1)/:
  -  United States                       $  657,068   $  468,168    $  383,738
  -  United Kingdom                         324,063      284,594       400,705
  -  Qatar                                  261,015       99,085        57,837
  -  Indonesia                              143,644       45,299        29,910
  -  Myanmar                                110,692       51,014             -
  -  Other Countries                        359,004      460,309       387,261
-------------------------------------------------------------------------------
     Total Revenues                      $1,855,486   $1,408,469    $1,259,451
===============================================================================

/(1)/ Revenues are allocated based on the location of the customer.

Property, Plant and Equipment:
  -  United States                       $  129,551   $  139,277    $  137,411
  -  United Kingdom                          73,621       83,091        90,603
  -  Netherlands                             45,347       33,868        47,894
  -  Singapore                               20,009       20,974        35,561
  -  Angola                                       -       26,194        35,228
  -  Other Countries                         74,622       77,727        66,162
-------------------------------------------------------------------------------

     Total Property, Plant and Equipment $  343,150   $  381,131    $  412,859
===============================================================================

NOTE 17 - QUARTERLY FINANCIAL DATA (UNAUDITED)

The following tables set forth selected unaudited quarterly financial information for the fiscal years ended March 31,1998 and 1997.


                                                  1998
                                                  ----
                                              QUARTER ENDED

                               JUNE 30,   SEPT. 30,    DEC. 31,  MARCH 31,
                                 1997       1997         1997      1998
                                 ----       ----         ----      ----

                               (In thousands, except for per share amounts)

Revenues                      $ 478,223   $ 506,046   $ 458,094  $ 413,123
Operating income                 21,019      37,314      51,039     14,803
Net income                        8,110      18,894      51,114     10,842

Earnings per common share:
  Basic                            0.16        0.42        1.20       0.22
  Diluted                          0.15        0.40        1.08       0.22

Pretax results for the quarter ended December 31, 1997 include a gain of $223,651,000 and a $61,637,000 distribution of earnings from the termination of the HeereMac joint venture and impairment losses of $275,112,000, including a write-off of goodwill associated with the acquisition of OPI of $262,901,000. Pretax results for the quarter ended March 31, 1998 include a $5,419,000 provision for employee severance costs.

                                                  1997
                                                  ----
                                              QUARTER ENDED

                               JUNE 30,   SEPT. 30,    DEC. 31,  MARCH 31,
                                 1996       1996         1996      1996
                                 ----       ----         ----      ----

                               (In thousands, except for per share amounts)

Revenues                      $ 397,160   $ 376,235    $ 331,043   $ 304,031
Operating income (loss)          13,620        (265)      48,002     (45,960)
Net income (loss)                 5,670     (13,125)      38,694     (44,139)

Earnings (loss) per common share:
  Basic                            0.10       (0.37)        0.91       (1.13)
  Diluted                          0.10       (0.37)        0.83       (1.13)

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

NOTE 18 - EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings
(loss) per share:

                                               For the Three Fiscal Years Ended
                                                1998         1997        1996
                                                ----         ----        ----
                            (In thousands, except shares and per share amounts)

Basic:

Net income (loss)                         $    88,960  $   (12,900)  $   (1,280)

Dividends on preferred stocks                  (7,200)      (7,200)      (7,711)
-------------------------------------------------------------------------------

Net income (loss) for basic computation   $    81,760  $   (20,100) $    (8,991)
-------------------------------------------------------------------------------

Weighted average common shares             40,926,294   40,357,026   39,481,227
-------------------------------------------------------------------------------

Basic earnings (loss) per common share    $      2.00  $     (0.50) $     (0.23)
===============================================================================

Diluted:

Net income (loss)                         $    88,960  $   (12,900) $    (1,280)

Dividends on preferred stocks                       -       (7,200)      (7,711)
-------------------------------------------------------------------------------

Net income (loss) for diluted computation $    88,960   $  (20,100) $    (8,991)
===============================================================================

Weighted average common shares (basic)     40,926,294    40,357,026  39,481,227

Effect of dilutive securities:
 Stock options and restricted stock           289,521             -           -

 Series A $2.25 cumulative preferred stock  5,740,940             -           -
-------------------------------------------------------------------------------

Adjusted weighted average common
 shares and assumed conversions            46,956,755    40,357,026  39,481,227
-------------------------------------------------------------------------------

Diluted earnings (loss) per common share  $      1.89   $     (0.50)$     (0.23)
===============================================================================

Item 9. CHANGES IN AND DISAGREEMENTS WITH AUDITORS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                                     None

                                   PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by this item with respect to directors and executive officers is incorporated by reference to the material appearing under the headings "Election of Directors" and "Executive Officers" in JRM's Proxy Statement for the 1998 Annual Meeting of Stockholders.

Item 11.  EXECUTIVE COMPENSATION

Information required by this item is incorporated by reference to the material appearing under the heading "Compensation of Executive Officers" in JRM's Proxy Statement for the 1998 Annual Meeting of Stockholders.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required by this item is incorporated by reference to the material appearing under the headings "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Directors and Executive Officers" in JRM's Proxy Statement for the 1998 Annual Meeting of Stockholders.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this item is incorporated by reference to the material appearing under the heading "Certain Transactions" in JRM's Proxy Statement for the 1998 Annual Meeting of Stockholders.

                                    PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORT ON FORM 8-K

     (a) The following documents are filed as part of this Annual Report or incorporated by reference:

          1. CONSOLIDATED FINANCIAL STATEMENTS

             Report of Independent Auditors

             Consolidated Balance Sheet
              March 31, 1998 and 1997

             Consolidated Statement of Income (Loss) for the
              Three Fiscal Years ended March 31, 1998

             Consolidated Statement of Stockholders' Equity for the
              Three Fiscal Years ended March 31, 1998

             Consolidated Statement of Cash Flows
              for the Three Fiscal Years Ended March 31, 1998

             Notes to Consolidated Financial Statements
              for the Three Fiscal Years Ended March 31, 1998

          2. CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

             All required schedules will be filed by amendment to this Form 10-K on Form 10-K/A.

          3. EXHIBITS

               Exhibit No.                         Description
               -----------                         -----------

               2.1 Agreement and Plan of Merger dated as of June 2, 1994 (as amended) by and among J. Ray McDermott, S.A., McDermott International, Inc., MCB I, Inc. and Offshore Pipelines, Inc./(1)/

               3.1 Certificate of Incorporation of J.Ray McDermott, S.A. including Resolutions of J. Ray McDermott, S.A. containing the Designation of Rights, Preferences and Privilege of Series A Preferred Stock./(1)/

               3.2  Amended and Restated Bylaws of J. Ray McDermott, S.A./(4)/

            4.1    Form of Common Stock Certificate./(1)/

                   JRM is a party to long-term debt instruments under which the total amount of securities authorized does not exceed 10% of the total assets of JRM and its subsidiaries on a consolidated basis. Pursuant to paragraph 4(iii)(A) of Item 601(b) of Regulation S-X, JRM agrees to furnish a copy of such instruments to the Commission upon request.

            10.1 Contribution and Sale Agreement dated as of August 16, 1994, between J. Ray McDermott, S.A. and McDermott International, Inc./(1)/

            10.2 Services Agreement dated as of August 16, 1994, between J. Ray McDermott, S.A. and McDermott International, Inc./(1)/

            10.3 Letter Agreement between J. Ray McDermott, S.A. and McDermott International, Inc./(1)/

            10.4* Form of Noncompetition Agreements between J. Ray McDermott, S.A., J. Ray McDermott Holdings, Inc. (formerly MCB I, Inc.) and Frank C. Wade./(1)/

            10.5* Form of Noncompetition Agreement between J. Ray McDermott, S.A., and Mike H. Lam./(1)/

            10.6* Form of Employment and Noncompetition Agreement between J. Ray McDermott, S.A., and Richard R. Foreman./(1)/

            10.7* Form of Employment and Noncompetition Agreement between J. Ray McDermott, S.A., and Don W. Wilson./(1)/

            10.8* Form of Deferred Compensation Agreement between Offshore Pipelines, Inc (as assumed by a subsidiary of J. Ray McDermott, S.A.) and Richard R. Foreman and Mike H. Lam./(2)/

            10.9*  Offshore Pipelines, Inc. Incentive Compensation Program./(3)/

            10.10* J. Ray McDermott, S.A. Senior Management Stock Option Plan.

            10.11* J. Ray McDermott, S.A. Nonemployee Director Stock Plan./(1)/

            10.12* J. Ray McDermott, S.A. Restated Short-Term Incentive
                   Compensation Plan./(5)/

            10.13* J. Ray McDermott, S.A., Restated 1994 Executive Long-Term
                   Incentive Compensation Plan, as amended./(5)/

            10.14 Registration Rights Agreement between J. Ray McDermott, S.A. and McDermott International, Inc./(1)/

            21     Significant Subsidiaries of J. Ray McDermott, S.A.

            23     Consent of  Independent Auditors.

            27     Financial Data Schedule.
----------------------------

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

/(4)/ Incorporated by reference to Exhibit 3.2 of J. Ray McDermott, S.A.'s
      Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.

/(5)/ Incorporated by reference to Appendix A to J. Ray McDermott, S.A.'s Proxy
      Statement for its Annual Meeting of Stockholders held on August 29, 1997 as filed with the Commission under a Schedule 14A.

      (b) Reports on Form 8-K:

      There were no reports on Form 8-K filed by J. Ray McDermott, S.A. during the three months ended March 31, 1998.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         J. RAY McDERMOTT, S.A.

June 12, 1998                            /s/Roger E. Tetrault
                                         -------------------------------
                                     By: Roger E. Tetrault
                                         Chairman of the Board and Chief
                                         Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature                                  Title
---------                                  -----

/s/Roger E. Tetrault                       Chairman of the Board,
---------------------------------          Chief Executive Officer,
Roger E. Tetrault                          and Director
                                           (Principal Executive Officer)


/s/Daniel R. Gaubert                       Senior Vice President,
---------------------------------          Chief Financial Officer
Daniel R. Gaubert                          (Principal Financial and
                                           Accounting Officer)


/s/Rick L. Burdick                         Director
---------------------------------
Rick L. Burdick


/s/Robert L. Howard                        Director
---------------------------------
Robert L. Howard


/s/William J. Johnson                      Director
---------------------------------
William J. Johnson


/s/Sean Charles O'Keefe                    Director
---------------------------------
Sean Charles O'Keefe


/s/Robert H. Rawle                         Director
---------------------------------
Robert H. Rawle


/s/Cedric E. Ritchie                       Director
---------------------------------
Cedric E. Ritchie


/s/Richard E. Woolbert                     Director
---------------------------------
Richard E. Woolbert


June 12, 1998

                               INDEX TO EXHIBITS

                                                                    Sequentially
                                                                      Numbered
Exhibit No.            Description                                      Pages
-----------            -----------                                      -----

 2.1 Agreement and Plan of Merger dated as of June 2, 1994 (as amended) by and among J. Ray McDermott, S.A., McDermott International, Inc., MCB I, Inc. and Offshore Pipelines, Inc./(1)/

 3.1          Certificate of Incorporation of J.Ray McDermott, S.A.
              including Resolutions of J. Ray McDermott, S.A. containing the Designation of Rights, Preferences and Privilege of Series A Preferred Stock./(1)/

 3.2          Amended and Restated Bylaws of J. Ray McDermott, S.A./(4)/

 4.1          Form of Common Stock Certificate./(1)/

 10.1 Contribution and Sale Agreement dated as of August 16, 1994, between J. Ray McDermott, S.A. and McDermott International, Inc./(1)/

 10.2         Services Agreement dated as of August 16, 1994, between
              J. Ray McDermott, S.A. and McDermott International, Inc./(1)/

 10.3         Letter Agreement between J. Ray McDermott, S.A. and
              McDermott International, Inc./(1)/

 10.4* Form of Noncompetition Agreements between J. Ray McDermott, S.A., J. Ray McDermott Holdings, Inc. (formerly MCB I, Inc.) and Frank C. Wade./(1)/

 10.5* Form of Noncompetition Agreement between J. Ray McDermott, S.A., and Mike H. Lam./(1)/

 10.6*        Form of Employment and Noncompetition Agreement between
              J. Ray McDermott, S.A., and Richard R. Foreman./(1)/

 10.7*        Form of Employment and Noncompetition Agreement between
              J. Ray McDermott, S.A., and Don W. Wilson./(1)/

 10.8* Form of Deferred Compensation Agreement between Offshore Pipelines, Inc (as assumed by a subsidiary of J. Ray McDermott, S.A.) and Richard R. Foreman and Mike H. Lam./(2)/

 10.9*        Offshore Pipelines, Inc. Incentive Compensation Program./(3)/

 10.10*       J. Ray McDermott, S.A. Senior Management Stock Option Plan.

 10.11*       J. Ray McDermott, S.A. Nonemployee Director Stock Plan./(1)/

 10.12* J. Ray McDermott, S.A. Restated Short-Term Incentive Compensation Plan./(5)/

 10.13* J. Ray McDermott, S.A., Restated 1994 Executive Long-Term Incentive Compensation Plan, as amended./(5)/

 10.14 Registration Rights Agreement between J. Ray McDermott, S.A. and McDermott International, Inc./(1)/

 21           Significant Subsidiaries of J. Ray McDermott, S.A.

 23           Consent of Independent Auditors

 27           Financial Data Schedule
------------------------

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

/(4)/ Incorporated by reference to Exhibit 3.2 of J. Ray McDermott, S.A.'s
      Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.

/(5)/ Incorporated by reference to Appendix A to J. Ray McDermott, S.A.'s Proxy
      Statement for its Annual Meeting of Stockholders held on August 29, 1997 as filed with the Commission under a Schedule 14A.