Form 10-Q
period 1998-06-30
MCDERMOTT J RAY SA
filed 1998-08-10
CIK 934590

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                           Washington, D. C.  20549

                                  FORM 10 - Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the period ended June 30, 1998

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

                         Yes   [X]   No [ ]

The number of shares of Common Stock, par value $.01 per share, outstanding as of July 30, 1998 was 39,893,367.

                             J. RAY McDERMOTT, S.A.

                           I N D E X - F O R M 10 - Q

                                                                        PAGE
                                                                        ----
PART I - FINANCIAL INFORMATION

   Item 1 -  Condensed Consolidated Financial Statements

     Condensed Consolidated Balance Sheet
       June 30, 1998 and March 31, 1998                                    4

     Condensed Consolidated Statement of Income
       Three Months Ended June 30, 1998 and 1997                           6

     Condensed Consolidated Statement of Comprehensive Income (Loss)
       Three Months Ended June 30, 1998 and 1997                           7

     Condensed Consolidated Statement of Cash Flows
       Three Months Ended June 30, 1998 and 1997                           8

     Notes to Condensed Consolidated Financial Statements                 10


   Item 2 - Management's Discussion and Analysis of
            Financial Condition and Results of Operations                 19

PART II - OTHER INFORMATION


   Item 6 - Exhibits and Reports on Form 8-K                              26


SIGNATURES                                                                27

Exhibit 27 -  Financial Data Schedule                                     29

                                     PART I

                             J. RAY McDERMOTT, S.A.



                             FINANCIAL INFORMATION



Item 1.   Condensed Consolidated Financial Statements

                             J. RAY McDERMOTT, S.A.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 JUNE 30, 1998


                                     ASSETS


                                                 6/30/98        3/31/98
                                                 -------        -------
                                               (Unaudited)
                                                    (In thousands)
Current Assets:
 Cash and cash equivalents                    $  148,040     $  152,011
 Accounts receivable-trade                       185,009        227,538
 Accounts receivable-unconsolidated
  affiliates                                      30,311         45,072
 Accounts receivable-other                        28,228         26,327
 Contracts in progress                            62,184         71,084
 Other current assets                             42,637         45,634
-----------------------------------------------------------------------
 Total Current Assets                            496,409        567,666
-----------------------------------------------------------------------

Property, Plant and Equipment, at Cost           972,169      1,182,448
 Less accumulated depreciation                   680,117        839,298
-----------------------------------------------------------------------

  Net Property, Plant and Equipment              292,052        343,150
-----------------------------------------------------------------------

Investments in Debt Securities                   721,339        543,658
-----------------------------------------------------------------------

Excess of Cost Over Fair Value of Net Assets
 of Purchased Businesses Less Accumulated
 Amortization of $2,541,000 at June 30, 1998
 and $8,542,000 at March 31, 1998                 12,494         22,153
-----------------------------------------------------------------------

Investment in Unconsolidated Affiliates           36,691         29,069
-----------------------------------------------------------------------

Other Assets                                      42,423         43,024
-----------------------------------------------------------------------

   TOTAL                                      $1,601,408     $1,548,720
=======================================================================

See accompanying notes to condensed consolidated financial statements.

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                         6/30/98       3/31/98
                                                         -------       -------
                                                       (Unaudited)
                                                             (In thousands)
Current Liabilities:
 Notes payable and current
  maturities of long-term debt                         $   32,919    $   31,272
 Accounts payable                                         170,310       171,180
 Accrued contract costs                                    69,828        88,518
 Accrued liabilities - other                              102,764       110,345
 Advance billings on contracts                             86,810        91,549
 Accrued employee benefits                                 41,655        44,572
 U.S. and foreign income taxes                             40,286        23,057
-------------------------------------------------------------------------------
  Total Current Liabilities                               544,572       560,493
-------------------------------------------------------------------------------
Long-Term Debt                                            245,534       245,822
-------------------------------------------------------------------------------
Deferred and Non-Current Income Taxes                      47,392        46,989
-------------------------------------------------------------------------------
Other Liabilities                                          64,059        78,854
-------------------------------------------------------------------------------
Contingencies
-------------------------------------------------------------------------------
Stockholders' Equity:
  Preferred stock, authorized 10,000,000 shares;
    outstanding 3,200,000 Series A $2.25 cumulative
    convertible, par value $0.01 per share,
    (liquidation preference $160,000,000)                      32            32
  Common stock, par value $0.01 per share,
   authorized 60,000,000 shares; issued
   41,189,993 at June 30, 1998 and
   41,130,328 at March 31, 1998                               412           411
  Capital in excess of par value                          617,724       615,515
  Retained Earnings                                       122,058        35,418
  Treasury stock at cost; 637,700 shares at June 30,
   1998 and 362,500 at March 31, 1998                     (24,110)      (13,537)
  Accumulated other comprehensive loss                    (16,265)      (21,277)
-------------------------------------------------------------------------------
  Total Stockholders' Equity                              699,851       616,562
-------------------------------------------------------------------------------
   TOTAL                                               $1,601,408    $1,548,720
===============================================================================

                             J. RAY McDERMOTT, S.A.
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                 JUNE 30, 1998

                                               THREE MONTHS ENDED
                                             6/30/98        6/30/97
                                             -------        -------
                                                  (Unaudited)
                                                (In thousands)
Revenues                                    $370,552        $478,223
--------------------------------------------------------------------
Costs and Expenses:
 Cost of operations (excluding
  depreciation and amortization)             294,544         398,331
 Depreciation and amortization                14,282          27,229
 Selling, general and
  administrative expenses                     27,910          27,839
--------------------------------------------------------------------
                                             336,736         453,399
--------------------------------------------------------------------
Gain on Asset Disposals and
 Impairments-net                              45,047             594
--------------------------------------------------------------------
Operating Income before
 Income (Loss) from Investees                 78,863          25,418
Income (Loss) from Investees                  13,515          (4,399)
--------------------------------------------------------------------
 Operating Income                             92,378          21,019
--------------------------------------------------------------------
Other Income (Expense):
 Interest income                              11,454           4,649
 Interest expense                             (6,414)         (9,615)
 Other-net                                    11,413           1,221
--------------------------------------------------------------------
                                              16,453          (3,745)
--------------------------------------------------------------------
Income before Provision for Income Taxes     108,831          17,274
Provision for Income Taxes                    20,391           9,164
--------------------------------------------------------------------
Net Income                                  $ 88,440        $  8,110
====================================================================
Net Income Applicable to Common Stock
 (after Preferred Stock Dividends)          $ 86,640        $  6,310
====================================================================
Earnings per Common Share:
 Basic                                      $   2.13        $   0.16
 Diluted                                    $   1.89        $   0.15
====================================================================
Cash Dividends:
 Per Preferred Share                        $ 0.5625        $ 0.5625
====================================================================

See accompanying notes to condensed consolidated financial statements.

                            J. RAY McDERMOTT, S. A.
               CONDENSED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
                                 JUNE 30, 1998

                                                      THREE MONTHS ENDED
                                                    6/30/98        6/30/97
                                                    -------        -------
                                                         (Unaudited)
                                                        (In thousands)
Net Income                                         $ 88,440        $  8,110
---------------------------------------------------------------------------
Other Comprehensive Income (Loss):

  Currency translation adjustments:
    Foreign currency translations adjustments,
     excluding the effect of the purchase of an
     equity investment from McDermott
     International, Inc. of $10,262,000                (315)        (15,470)
    Sales of investments in foreign entities         15,596               -
  Unrealized gains (losses) on investments:
    Unrealized gains (losses) arising during
    the period, net of tax                               (7)             89
---------------------------------------------------------------------------
Other Comprehensive Income (Loss)                    15,274         (15,381)
---------------------------------------------------------------------------
Comprehensive Income (Loss)                        $103,714        $ (7,271)
===========================================================================

See accompanying notes to condensed consolidated financial statements.

                             J. RAY McDERMOTT, S.A.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 JUNE 30, 1998


                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                  THREE MONTHS ENDED
                                                                  6/30/98     6/30/97
                                                                 --------    --------
                                                                     (Unaudited)
                                                                    (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income                                                       $ 88,440    $  8,110
-------------------------------------------------------------------------------------
Adjustments to reconcile net income to net
 cash provided by operating activities:
   Depreciation and amortization                                   14,282      27,229
   Income from investees,
       less dividends                                             (13,515)      4,399
  Gain on asset disposals and impairments-net                     (45,047)       (594)
  Provision for (benefit from) deferred taxes                     (17,093)      2,371
  Other                                                               538          67
   Changes in assets and liabilities, net of
     effects of divestitures:
        Accounts receivable                                        25,116      (1,122)
        Net contracts in progress and advance billings              5,278       4,176
        Accounts payable                                           (8,909)     17,364
        Accrued contract costs                                    (18,690)     10,164
        Accrued liabilities                                        34,556      15,228
        Income taxes                                               17,550       4,775
        Other, net                                                (15,792)     (4,693)
-------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                          66,714      87,474
-------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of property, plant and equipment                        (12,810)     (8,478)
Proceeds from asset disposals                                     114,366         693
Purchases of investments                                         (182,041)          -
Sales and maturities of investments                                 5,230           -
Other                                                                   -          39
-------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                             (75,255)     (7,746)
-------------------------------------------------------------------------------------

                                                                       CONTINUED


                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                       THREE MONTHS ENDED
                                                     6/30/98          6/30/97
                                                     -------          -------
                                                            (Unaudited)
                                                           (In thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:

Payment of long-term debt                            $ (1,700)       $ (2,396)
Increase (decrease) in short-term borrowing            19,201         (11,460)
Issuance of common stock                                1,051           1,988
Preferred dividends paid                               (1,800)         (1,800)
Purchases of treasury stock                           (10,573)              -
Other                                                  (1,708)           (647)
-----------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES     4,471         (14,315)
-----------------------------------------------------------------------------
EFFECTS OF EXCHANGE RATE CHANGES ON CASH                   99             373
-----------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                          (3,971)         65,786
-----------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD      152,011         136,795
-----------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD           $148,040        $202,581
=============================================================================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for:
 Interest (net of amount capitalized)                $    566        $  1,506
 Income taxes (net of refunds)                       $  6,377        $  4,442
=============================================================================

See accompanying notes to condensed consolidated financial statements.

                             J. RAY McDERMOTT, S.A.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1998

NOTE 1 - BASIS OF PRESENTATION

J. Ray McDermott, S.A. ("JRM") is a majority owned subsidiary of McDermott International, Inc. ("MII").

The accompanying unaudited condensed consolidated financial statements are presented in U.S. Dollars, and have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Such adjustments are of a normal, recurring nature except for a gain on the dissolution of a joint venture of $37,390,000, a gain of $12,000,000 from the sale of assets of a joint venture and a gain on the settlement and curtailment of postretirement benefit plans of $9,435,000 during the three months ended June 30, 1998. Operating results for the three months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 1999. Results for the quarter ended June 30, 1997 have been restated to reflect the acquisitions from MII during fiscal year 1998 of a controlling interest in Talleres Navales del Golfo, S.A. de C.V., a Mexican shipyard, a 100% interest in Menck GmbH, a manufacturer of marine hammers, and the remaining interest in McDermott Engineering Houston, LLC, an engineering joint venture. These acquisitions have been accounted for in a manner similar to a pooling of interests. For further information, refer to the consolidated financial statements and footnotes thereto included in JRM's Annual Report on Form 10-K for the fiscal year ended March 31, 1998.

NOTE 2 - CHANGE IN ACCOUNTING POLICY

Effective April 1, 1998, JRM adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," to report and display comprehensive income and its components. Under this new principle, the accumulated other comprehensive income or loss is displayed in the Condensed Consolidated Balance Sheet as a component of Stockholders'

Equity. Accumulated balances for each classification in Accumulated other comprehensive loss is disclosed in Note 3. Comprehensive Income (Loss) is displayed in a separate Condensed Statement of Comprehensive Income (Loss) included in the financial statements.

NOTE 3 - ACCUMULATED OTHER COMPREHENSIVE LOSS
The components of accumulated other comprehensive loss included in stockholders' equity at June 30 and March 31, 1998 are as follows:

                                         June 30,     March 31,
                                           1998          1998
                                        -----------   ----------
                                        (Unaudited)
                                             (In thousands)

Currency Translation Adjustments          $(15,943)    $(20,962)
Net Unrealized Loss on Investments            (322)        (315)
----------------------------------------------------------------
                                          $(16,265)    $(21,277)
================================================================

NOTE 4 - DISPOSITIONS

On April 3, 1998, JRM and ETPM S.A. terminated their worldwide McDermott-ETPM joint venture. Pursuant to the termination, JRM received cash of approximately $105,000,000, ETPM, S.A.'s derrick/lay barge 1601 and minority ownership in McDermott-ETPM East, Inc. and McDermott-ETPM Far East, Inc. ETPM S.A. received JRM's lay barge 200 and ownership in McDermott Subsea Constructors Limited and McDermott-ETPM West, Inc. The Consolidated Statement of Income for the three months ended June 30, 1997 includes revenues of $26,870,000 and operating income of $1,726,000 attributable to operations transferred to ETPM S.A..

On May 7, 1998, JRM sold its interest in its brownfield engineering operations and received net cash of approximately $2,210,000. Management also intends to exit its greenfield engineering operations. In the three months ended June 30, 1998 and 1997, these operations had revenues of $34,147,000 and $75,964,000, respectively, and operating income (loss) of ($2,082,000) and $1,301,000, respectively.

During the three months ended June 30, 1998, JRM's Malaysian joint venture sold two combination pipelay and derrick barges. The joint venture, in which JRM holds a 49% interest, received approximately $47,000,000 in cash for the barges.

NOTE 5 - SETTLEMENT AND CURTAILMENT OF POSTRETIREMENT BENEFIT PLANS

Effective April 1, 1998, JRM terminated all postretirement health care benefits and substantially all postretirement life insurance benefits for employees. As a result of the termination, the total accumulated postretirement benefit obligation of JRM decreased $20,173,000. On the same date, the pension plan for the employees affected by the termination were amended to increase the benefits payable to the participants to offset the cost of postretirement health care and life insurance. As a result of the amendment to the plan, the total projected benefit obligation of JRM increased $10,738,000. The decrease in the accumulated postretirement benefit obligation was measured against the estimated increase in the total projected benefit obligation of the pension plan and the resulting gain of $9,435,000 was recognized in the three months ended June 30, 1998.

NOTE 6 - INVESTIGATIONS AND LITIGATION

In March 1997, JRM and MII, with the help of outside counsel, began an investigation into allegations of wrongdoing by a limited number of former employees of JRM and MII and others. The allegations concerned the heavy-lift business of JRM's HeereMac joint venture ("HeereMac") with Heerema Offshore Construction Group, Inc. ("Heerema"). Upon becoming aware of these allegations, JRM and MII notified authorities, including the Antitrust Division of the U. S. Department of Justice and the European Commission. As a result of JRM's and MII's prompt disclosure of the allegations, both companies and the individuals who were officers, directors and employees of JRM or MII at the time of the disclosure were granted immunity from criminal prosecution by the Department of Justice for any anti-competitive acts involving worldwide heavy-lift activities.

After receiving the allegations, JRM initiated action to terminate its interest in HeereMac, and, on December 19, 1997, JRM's co-venturer in the joint venture, Heerema, acquired JRM's interest in exchange for cash and title to several pieces of equipment. On December 21, 1997, HeereMac and one of its employees pled guilty to criminal charges by the Department of Justice that they and others had participated in a conspiracy to rig bids in connection with the heavy-lift business of HeereMac in the Gulf of Mexico, North Sea and Far East. HeereMac and the HeereMac employee were fined $49,000,000 and $100,000, respectively. As part of the plea, both HeereMac and certain employees of HeereMac agreed to cooperate fully with the Department of Justice investigation. Neither JRM, MII nor any of their officers, directors or employees was a party to those proceedings.

JRM and MII have cooperated and are continuing to cooperate with the Department of Justice in its investigation. Near the end of calendar 1997, the Department of Justice requested additional information from the companies relating to possible anti-competitive activity in the marine construction business of McDermott-ETPM East, Inc., one of the operating companies within JRM's former McDermott-ETPM joint venture with ETPM S.A., a French company. In connection
with the termination of the McDermott-ETPM joint venture on April   3,  1998,
JRM assumed 100% ownership of McDermott-ETPM East, Inc., which has been renamed
J. Ray McDermott Middle East, Inc.

JRM and MII are also cooperating with the Securities and Exchange Commission ("SEC"), which also requested information and documents from the companies with respect to certain of the matters described above. JRM and MII are subject to a judicial order entered in 1976, with the consent of McDermott Incorporated (which at that time was the parent of the McDermott group of companies), pursuant to an SEC complaint ("Consent Decree"). The Consent Decree prohibits the companies from making false entries in their books, maintaining secret or unrecorded funds or using corporate funds for unlawful purposes. Violations of the Consent Decree could result in substantial civil and/or criminal penalties to the companies.

In June 1998, Phillips Petroleum Company (individually and on behalf of certain co-venturers) and certain related entities filed a complaint in the United States District Court for the Southern District of Texas against JRM, MII, McDermott Incorporated, McDermott-ETPM, Inc., certain JRM subsidiaries, HeereMac, Heerema, certain Heerema affiliates, and others. The complaint alleges that the defendants engaged in anti-competitive acts in violation of Sections 1 and 2 of the Sherman Act and Sections 15.05 (a) and (b) of the Texas Business and Commerce Code, engaged in fraudulent activity and tortiously interfered with the plaintiffs' businesses in connection with certain offshore transportation and installation projects in the Gulf of Mexico, North Sea and Far East. In addition to seeking actual damages and attorneys' fees, the plaintiffs have requested punitive as well as treble damages. Also in June 1998, Shell Offshore, Inc. and certain related entities filed a complaint in the United States District Court for the Southern District of Texas against JRM, MII, HeereMac, Heerema and others alleging that the defendants engaged in anti-competitive acts in violation of Sections 1 and 2 of the Sherman Act. In addition to seeking actual damages, among other things, the complaint also requests treble damages.

It is not possible to predict the ultimate outcome of the Department of Justice investigation, the SEC inquiry, or the companies' internal investigation, the above referenced lawsuits, or the actions that may be taken by others as a result of HeereMac's guilty plea or otherwise. However, these matters could result in civil and/or criminal liability and have a material adverse effect on JRM's consolidated financial position and results of operations.

NOTE 7 - SEGMENT REPORTING

JRM supplies worldwide services for the offshore oil and gas exploration and production and hydrocarbon processing industries. Principal activities include the design, engineering, fabrication and installation of offshore drilling and production platforms, specialized structures, modular facilities, marine pipelines and subsea production systems. JRM also provides subsea trenching services, diving services, procurement activities, and removal, salvage and refurbishment services for offshore fixed platforms. These activities are managed and results are evaluated primarily on a geographic area basis. Engineering Operations which includes project management services and engineering services is primarily managed and evaluated on a worldwide basis. Other is comprised of chartering activity as well as consolidating adjustments which pertain to operations but are excluded from management's evaluation of segment performance.

Intersegment sales are accounted for at prices which are generally established by reference to similar transactions with unaffiliated customers. Reportable segments are measured based on operating income exclusive of general corporate expenses. Other reconciling items before provision for income taxes are interest income, interest expense and other-net.

Segment Information for the Three Months Ended June 30, 1998 and 1997.

                                              THREE MONTHS ENDED
                                             6/30/98      6/30/97
                                             -------      -------
                                                 (Unaudited)
REVENUES:                                       (In thousands)
---------
North American Operations                   $169,788      $158,331
Middle East Operations                        59,343        98,781
Far East Operations                           95,367        90,283
Europe and West Africa Operations             38,662       106,771
Engineering Operations                        20,849        33,528
Other                                          7,269         8,081
Eliminations/(1)/                            (20,726)      (17,552)
------------------------------------------------------------------
  Total Revenues                            $370,552      $478,223
==================================================================
/(1)/ Segment revenues are net of the following intersegment transfers:

  North American Operations                 $  1,017      $      -
  Middle East Operations                       1,042             -
  Far East Operations                            127             -
  Europe and West Africa Operations                -           138
  Engineering Operations                      13,519        14,854
  Other                                        5,021         2,560
------------------------------------------------------------------
  Total Intersegment Transfers              $ 20,726      $ 17,552
==================================================================

                                         THREE MONTHS ENDED
                                       6/30/98        6/30/97
                                       -------        -------
                                            (Unaudited)
OPERATING INCOME:                          (In thousands)
Segment Operating Income (Loss):
--------------------------------
North American Operations             $ 17,190         $13,691
Middle East Operations                   9,483          10,629
Far East Operations                     19,431          (2,190)
Europe and West Africa Operations         (901)            483
Engineering Operations                  (1,594)          3,028
Other                                   (6,370)          1,958
--------------------------------------------------------------
  Total Segment Operating Income       $37,239         $27,599
--------------------------------------------------------------
Gain (Loss) on Asset Disposals
------------------------------
     and Impairments - Net:
     ----------------------
North American Operations              $   959         $   526
Middle East Operations                       -            (250)
Far East Operations                        (14)            233
Europe and West Africa Operations       36,340               7
Other                                    7,762              78
--------------------------------------------------------------
    Total Gain on Asset Disposals
          and Impairments - Net        $45,047         $   594
--------------------------------------------------------------
Income (Loss) from Investees:
-----------------------------
North American Operations              $   798         $(1,916)
Far East Operations                     12,036             433
Europe and West Africa Operations        1,143          (2,843)
Other                                     (462)            (73)
--------------------------------------------------------------
  Total Income (Loss) from Investees   $13,515         $(4,399)
--------------------------------------------------------------
SEGMENT INCOME (LOSS):
----------------------
North American Operations              $18,947         $12,301
Middle East Operations                   9,483          10,379
Far East Operations                     31,453          (1,524)
Europe and West Africa Operations       36,582          (2,353)
Engineering Operations                  (1,594)          3,028
Other                                      930           1,963
--------------------------------------------------------------
  Total Segment Income                  95,801          23,794
--------------------------------------------------------------
 General Corporate Expenses             (3,423)         (2,775)
--------------------------------------------------------------
  Total Operating Income               $92,378         $21,019
==============================================================

NOTE 8 - EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share:

                                          For the Three Months Ended June 30,
                                                1998                1997
                                                ----                ----
                                                      (Unaudited)
                                             (In thousands, except shares
                                                and per share amounts)
Basic:

Net income                                  $    88,440          $     8,110
Dividends on preferred stocks                    (1,800)              (1,800)
----------------------------------------------------------------------------
Net income for basic computation            $    86,640          $     6,310
----------------------------------------------------------------------------
Weighted average common shares               40,704,816           40,682,082
----------------------------------------------------------------------------
Basic earnings per common share             $      2.13          $      0.16
----------------------------------------------------------------------------
Diluted:
Net income                                  $    88,440          $     8,110
Dividends on preferred stocks                         -               (1,800)
----------------------------------------------------------------------------
Net income for diluted computation          $    88,440          $     6,310
----------------------------------------------------------------------------
Weighted average common shares (basic)       40,704,816           40,682,082
Effect of dilutive securities:
 Stock options and restricted stock             373,233              256,497
 Series A $2.25 cumulative preferred stock    5,740,940                    -
----------------------------------------------------------------------------
Adjusted weighted average common
 shares and assumed conversions              46,818,989           40,938,579
----------------------------------------------------------------------------
Diluted earnings per common share           $      1.89          $      0.15
----------------------------------------------------------------------------

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

J. Ray McDermott, S.A. ("JRM") is a majority owned subsidiary of McDermott International, Inc. ("MII").

Revenues of JRM are largely a function of the level of oil and gas development activity in the world's major hydrocarbon producing regions. Consequently, revenues reflect the variability associated with the timing of significant development projects. JRM's activities are managed and results are evaluated primarily on a geographic area basis. Engineering Operations which includes project management services and engineering services is primarily managed and evaluated on a worldwide basis. During fiscal year 1998, U.S. and North Sea markets remained steady while Far East and Middle East markets started to weaken. Economic and political instability in Indonesia and political turmoil on the Indian subcontinent will have an adverse effect on exploration and production spending.

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

Statements made herein which express a belief, expectation or intention, as well as those which are not historical fact, are forward looking. They involve a number of risks and uncertainties which may cause actual results to differ materially from such forward looking statements. These risks and uncertainties include, but are not limited to: decisions about offshore developments to be made by oil and gas companies; the highly competitive nature of the marine construction services business; operating risks associated with the marine construction services business; economic and political instability in Indonesia; political turmoil on the Indian subcontinent; and the results of the ongoing investigation by JRM and MII and the U.S. Department of Justice into possible anti-competitive practices by JRM and MII, and related lawsuits filed in federal court in June 1998.

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 1998 VS. THREE MONTHS ENDED JUNE 30, 1997

Revenues decreased $107,671,000 to $370,552,000, primarily due to lower volume in Europe and West Africa as a result of the withdrawal from the European engineering markets and from lower volume in all activities in the Middle East and in worldwide engineering. These decreases were partially offset by higher volume in offshore and fabrication activities in North America and virtually all activities in the Far East.

Segment operating income increased $9,640,000 to $37,239,000, primarily due to higher volume and margins in virtually all activities in the Far East and North America. These increases were partially offset by lower volume in worldwide engineering and higher net operating expenses.

Gain on asset disposals and impairments-net increased $44,453,000 to $45,047,000 primarily due to the gain recognized from the termination of the McDermott-ETPM joint venture and the sale of three Gulf of Mexico vessels.

Income (loss) from investees increased $17,914,000 from a loss of $4,399,000 to income of $13,515,000, primarily due to the gain on the sale of assets in a Malaysian joint venture and losses recorded by McDermott-ETPM West, Inc. in the prior year.

Interest income increased $6,805,000 to $11,454,000, primarily due to increases in investments in government obligations and other debt securities.

Interest expense decreased $3,201,000 to $6,414,000, primarily due to changes in debt obligations and interest rates prevailing thereon.

Other-net income increased $10,192,000 to $11,413,000, primarily due to a net gain on the settlement and curtailment of postretirement benefit plans (see Note 5 to the condensed consolidated financial statements).

The provision for income taxes increased $11,227,000 to $20,391,000 while income before the provision for income taxes increased $91,557,000 to $108,831,000. The change in the relationship of pretax income to the provision for income tax was primarily the result of an increase in the proportion of income earned in non-taxable jurisdictions. JRM operates in many tax jurisdictions. Within these jurisdictions, tax provisions vary because of nominal rates, allowability of deductions, credits and other benefits, and tax basis (for example, revenue versus income). These variances, along with variances in the mix of income within jurisdictions, are often responsible for shifts in the effective tax rate. As a result of these factors, the provision for income taxes was 19% of pretax income for the three months ended June 30, 1998 compared to 53% for the three months ended June 30, 1997.


Backlog
-------
                                       6/30/98     3/31/98
                                       -------     -------
                                     (Unaudited)
                                          (In thousands)
North American Operations            $  607,428  $  629,374
Middle East Operations                  151,046     181,127
Far East Operations                     305,418     367,454
Europe and West Africa Operations        40,562      86,611
Engineering Operations                   13,579      10,657
Other                                   (11,057)     (8,075)
-----------------------------------------------------------
TOTAL BACKLOG                        $1,106,976  $1,267,148
===========================================================

In general, JRM's business is capital intensive and relies on large contracts for a substantial amount of its revenues.

JRM's backlog declined in all operating areas as a result of lower oil prices. In addition, backlog in Europe and West Africa declined as a result of the withdrawal from the European engineering markets. Finally, backlog decreased as a result of sluggish economic environments in the Middle and Far East and the political instability in the Far East. Backlog relating to contracts to be performed by JRM's unconsolidated joint ventures (not included above) was $578,000,000 at June 30, 1998 compared to $587,000,000 at March 31, 1998.

Liquidity and Capital Resources

During the three months ended June 30 ,1998, JRM's cash and cash equivalents decreased $3,971,000 to $148,040,000 and total debt increased $1,359,000 to $278,453,000, primarily due to an increase in short-term borrowings of $19,201,000 less the settlement of a note payable of $14,565,000 pursuant to the dissolution of the ETPM joint venture. During this period, JRM provided cash of $66,714,000 from operating activities and received cash of $114,366,000 from asset disposals, including $95,546,000 from the sale of its ETPM joint venture, and $1,051,000 from the issuance of stock upon exercise of stock options. JRM used cash of $176,811,000 for net purchases of investments, $12,810,000 for additions to property, plant and equipment, $10,573,000 for purchases of treasury stock and $1,800,000 for dividends on preferred stock.

During the three months ended June 30, 1998, JRM purchased from MII its equity investment in a Mexican joint venture. The excess of the purchase price over the net book value of the net assets acquired of $322,000 was included in Capital in Excess of Par Value.

Expenditures for property, plant and equipment increased $4,332,000 to $12,810,000. The majority of these expenditures were to maintain, replace and upgrade existing facilities and equipment.

At June 30 and March 31, 1998, JRM had available various uncommitted short-term lines of credit from banks totaling $25,105,000 and $25,234,000, respectively. Borrowings by JRM against these lines of credit at June 30 and March 31, 1998 were $637,000 and $2,251,000, respectively. At March 31, 1998, JRM and certain of its subsidiaries were also parties to a revolving credit facility under which there were no borrowings. In June 1998, JRM and such subsidiaries entered into a new $200,000,000 three year, unsecured credit agreement ("JRM Credit Agreement") with a group of banks. Borrowings against the JRM Credit Agreement cannot exceed $50,000,000. The remaining $150,000,000 is reserved for the issuance of letters of credit. Management does not anticipate JRM will need to borrow funds under the JRM Credit Agreement during fiscal year 1999.

JRM is restricted, as a result of covenants in its indenture relating to its $250,000,000 9.375% Senior Subordinated Notes due July 2006, from paying cash dividends on, or repurchasing or redeeming, its capital stock (including the shares of its Common Stock and Series A $2.25 Cumulative Preferred Stock held by MII), or in transferring funds through unsecured loans to or investments in MII. At June 30, 1998, JRM could pay cash dividends on, or repurchase shares of, its capital stock (including shares held by MII) in the amount of $45,175,000, could pay up to an additional $9,600,000 of cash dividends on its Series A Preferred Stock held by MII, and could make unsecured loans to or investments in MII of approximately $30,000,000. Additionally under such indenture, JRM is required to offer to purchase its outstanding 9.375% Senior Subordinated Notes at 100% of their principal amount, plus accrued and unpaid interest, to the extent that it has proceeds from certain asset sales and dispositions equal to or exceeding $25,000,000 that it has not used to permanently reduce certain senior or other indebtedness or reinvested in its business within a specified time period, generally 18 months, following each such asset sale or disposition. Currently, JRM has approximately $237,000,000 in proceeds from such asset sales and dispositions, which, if not used for repayment of debt or reinvested as described above, would be subject to this obligation commencing June 1999.

During fiscal year 1998, JRM's Board of Directors approved a limited stock buy back program. Under the program, JRM can purchase up to two million shares of its Common Stock from time to time on the open market or through negotiated transactions, depending on the availability of cash and market conditions. JRM's plan is also dependent on its ability to satisfy its debt covenants. During the quarter ended June 30, 1998, JRM purchased 275,200 shares of its Common Stock at an average share price of $38.38.

JRM maintains an investment portfolio of government obligations and other investments. The fair value of long-term investments in debt securities at June 30, 1998 was $721,339,000.

Working capital decreased $55,336,000 to a deficit of $48,163,000 at June 30, 1998 from $7,173,000 at March 31, 1998. During the remainder of fiscal year 1999, JRM expects to obtain funds to meet working capital, capital expenditure and debt maturity requirements from operating activities and cash and cash equivalents. Leasing agreements for equipment, which are short-term in nature, are not expected to impact JRM's liquidity or capital resources.

JRM has provided a valuation allowance for deferred tax assets of $17,196,000 which cannot be realized through carrybacks and future reversals of existing taxable temporary differences. Management believes that remaining deferred tax assets are realizable through carrybacks and future reversals of existing taxable temporary differences and future taxable income. An uncertainty that affects the ultimate realization of deferred tax assets is the risk of incurring losses in the future. This factor has been considered in determining the valuation allowance. Management will continue to assess the adequacy of the valuation allowance on a quarterly basis.

Impact of the Year 2000

The Year 2000 issue is the result of computer systems being written using two digits rather than four to define the applicable year. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. JRM has established a Year 2000 risk management program to identify and correct problems associated with the Year 2000 issue. The scope of JRM's Year 2000 risk management program covers internal computer systems and process control systems, embedded systems in products delivered to customers and the analysis of critical supplier dependencies.

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

JRM will use both internal and external resources to reprogram, replace, and test the software for Year 2000 modifications. JRM is anticipating having its critical systems Year 2000 compliant no later than June 30, 1999, which is prior to any anticipated impact on its business. The cost of the Year 2000 remediation project is estimated at $6,000,000 and is being funded through operating cash flows. The cost incurred to date is approximately $1,600,000.

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

New Accounting Standards

In May 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities," which is effective for fiscal years beginning after December 15,1998. SOP 98-5 provides guidance on accounting for the costs of start-up activities and requires that entities expense start-up costs and organization costs as they are incurred. JRM has not yet finalized its review of SOP 98-5, but it is not expected to have a material impact on its consolidated financial position or results of operations.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for fiscal years beginning after June 15, 1999. SFAS No. 133 will require JRM to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. JRM has not yet determined what the effect of SFAS No. 133 will have on its consolidated financial position or results of operations.

                                    PART II

                             J. RAY McDERMOTT, S.A.

                               OTHER INFORMATION



No information is applicable to Part II for the current quarter, except as noted below:


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a) Exhibit 27 - Financial Data Schedule

   (b) Reports on Form 8-K

       A current report on Form 8-K, Item 4, dated July 29, 1998, was filed on July 30, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         J. RAY McDERMOTT, S.A.




                                  /s/ Daniel R. Gaubert
                                  -------------------------------------------
                              By: Daniel R. Gaubert
                                  Senior Vice President and
                                  Chief Financial Officer
                                  (Principal Financial and Accounting Officer
                                   and Duly Authorized Representative)




August 7, 1998

                                 EXHIBIT INDEX

Exhibit Description
------- -----------
   27   Financial Data Schedule