Form 10-Q
period 1998-09-30
MCDERMOTT J RAY SA
filed 1998-11-12
CIK 934590

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549

                                   FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the period ended September 30, 1998

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________to______________

Commission File No. 1-13570

                             J. RAY McDERMOTT, S.A.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         REPUBLIC OF PANAMA                              72-1278896
        --------------------                             ----------
    (State or Other Jurisdiction of         (I.R.S. Employer Identification No.)
    Incorporation or Organization)


  1450 Poydras Street, New Orleans, Louisiana             70112-6050
  -------------------------------------------             ----------
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

                     Yes [ X ]              No [  ]

The number of shares outstanding of the Company's common stock at October 29, 1998 was 39,020,373.

                        J. RAY M c D E R M O T T,   S.A.

                        I N D E X  -  F O R M   1 0 - Q


                                                                    PAGE
PART I - FINANCIAL INFORMATION


  Item 1 -  Condensed Consolidated Financial Statements

     Condensed Consolidated Balance Sheet
      September 30, 1998 and March 31, 1998                           4

     Condensed Consolidated Statement of Income
      Three and Six Months Ended September 30, 1998 and 1997          6

     Condensed Consolidated Statement of Comprehensive Income
      Three and Six Months Ended September 30, 1998 and 1997          7

     Condensed Consolidated Statement of Cash Flows
      Six months Ended September 30, 1998 and 1997                    8

     Notes to Condensed Consolidated Financial Statements            10

  Item 2 -  Management's Discussion and Analysis of
            Financial Condition and Results of Operations            18

PART II - OTHER INFORMATION

  Item 3 - Legal Proceedings                                         27

  Item 4 - Submission of Matters to a Vote of Security Holders       29

  Item 6 - Exhibits and Reports on Form 8-K                          29

SIGNATURES                                                           30

Exhibit 27.1 -  Financial Data Schedule (6 months ending 9/30/98)    32

Exhibit 27.2 -  Financial Data Schedule (Restated 6 months
                ending 9/30/97)


                                    PART I

                            J. RAY McDERMOTT,  S.A.



                             FINANCIAL INFORMATION



Item 1.  Condensed Consolidated Financial Statements

                             J. RAY McDERMOTT, S.A.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 1998


                                     ASSETS

                                                          9/30/98       3/31/98
                                                       ----------    ----------
                                                       (Unaudited)
                                                            (In thousands)
Current Assets:
 Cash and cash equivalents                             $  140,356    $  152,011
 Accounts receivable - trade                              208,338       227,538
 Accounts receivable - unconsolidated affiliates           32,385        45,072
 Accounts receivable - other                               18,995        26,327
 Contracts in progress                                     33,410        71,084
 Other current assets                                      29,671        45,634
----------------------------------------------------   ----------    ----------

  Total Current Assets                                    463,155       567,666
----------------------------------------------------   ----------    ----------

Property, Plant and Equipment, at Cost                    981,936     1,182,448
 Less accumulated depreciation                            693,246       839,298
----------------------------------------------------   ----------    ----------

  Net Property, Plant and Equipment                       288,690       343,150
----------------------------------------------------   ----------    ----------

Investments in Debt Securities                            708,127       543,658
----------------------------------------------------   ----------    ----------

Excess of Cost over Fair Value of Net Assets
 of Purchased Businesses Less Accumulated
 Amortization of $2,853,000 at September 30, 1998
 and $8,542,000 at March 31, 1998                          12,101        22,153
----------------------------------------------------   ----------    ----------

Investment in Unconsolidated Affiliates                    34,657        29,069
----------------------------------------------------   ----------    ----------

Other Assets                                               37,467        43,024
----------------------------------------------------   ----------    ----------

  TOTAL                                                $1,544,197    $1,548,720
====================================================   ==========    ==========

See accompanying notes to condensed consolidated financial statements.

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                9/30/98       3/31/98
                                                             ----------    ----------
                                                             (Unaudited)
                                                                  (In thousands)
Current Liabilities:
 Notes payable and current maturities of long-term debt      $   28,772    $   31,272
 Accounts payable                                               147,674       171,180
 Accrued contract costs                                          86,166        88,518
 Accrued liabilities - other                                    102,924       110,345
 Advance billings on contracts                                   41,452        91,549
 Accrued employee benefits                                       44,154        44,572
 U.S. and foreign income taxes                                   30,005        23,057
----------------------------------------------------------   ----------    ----------

  Total Current Liabilities                                     481,147       560,493
----------------------------------------------------------   ----------    ----------

Long-Term Debt                                                  245,729       245,822
----------------------------------------------------------   ----------    ----------

Deferred and Non-Current Income Taxes                            46,852        46,989
----------------------------------------------------------   ----------    ----------

Other Liabilities                                                63,915        78,854
----------------------------------------------------------   ----------    ----------

Commitments and Contingencies.

Stockholders' Equity:
 Preferred stock, authorized 10,000,000 shares;
  outstanding 3,200,000 Series A $2.25 cumulative
  convertible, par value $0.01 per share,
  (liquidation preference $160,000,000)                              32            32
 Common stock, par value $0.01 per share, authorized
  60,000,000 shares; issued 41,220,573 at
  September 30, 1998 and 41,130,328 at March 31, 1998               412           411
 Capital in excess of par value                                 618,577       615,515
 Retained earnings                                              163,132        35,418
 Treasury stock at cost, 2,100,200 shares at
  September 30, 1998 and 362,500 shares
  at March 31, 1998                                             (69,097)      (13,537)
 Accumulated other comprehensive loss                            (6,502)      (21,277)
----------------------------------------------------------   ----------    ----------

  Total Stockholders' Equity                                    706,554       616,562
----------------------------------------------------------   ----------    ----------

  TOTAL                                                      $1,544,197    $1,548,720
==========================================================   ==========    ==========

                             J. RAY McDERMOTT, S.A.
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                               SEPTEMBER 30, 1998

                                                         THREE                   SIX
                                                     MONTHS ENDED            MONTHS ENDED
                                                  9/30/98     9/30/97     9/30/98     9/30/97
                                                 --------    --------    --------    --------
                                                                 (Unaudited)
                                                                (In thousands)
Revenues                                         $349,099    $506,046    $719,651    $984,269
----------------------------------------------   --------    --------    --------    --------
Costs and Expenses:
 Cost of operations (excluding depreciation
  and amortization)                               258,110     415,265     552,654     813,596
 Depreciation and amortization                     12,902      28,309      27,184      55,538
 Selling, general and
  administrative expenses                          26,232      26,360      54,142      54,199
----------------------------------------------   --------    --------    --------    --------

                                                  297,244     469,934     633,980     923,333
                                                 --------    --------    --------    --------
Gain (Loss) on Asset Disposals and
 Impairments - Net                                 (1,969)       (570)     43,078          24
----------------------------------------------   --------    --------    --------    --------

Operating Income before
 Income (Loss) from Investees                      49,886      35,542     128,749      60,960

Income (Loss) from Investees                       (3,782)      1,772       9,733      (2,627)
----------------------------------------------   --------    --------    --------    --------

  Operating Income                                 46,104      37,314     138,482      58,333
----------------------------------------------   --------    --------    --------    --------

Other Income (Expense):
 Interest income                                   11,538       4,939      22,992       9,588
 Interest expense                                  (6,440)     (7,429)    (12,854)    (17,044)
 Other-net                                           (188)         71      11,225       1,292
----------------------------------------------   --------    --------    --------    --------

                                                    4,910      (2,419)     21,363      (6,164)
                                                 --------    --------    --------    --------

Income before Provision for Income Taxes           51,014      34,895     159,845      52,169

Provision for Income Taxes                          8,140      16,001      28,531      25,165
----------------------------------------------   --------    --------    --------    --------

Net Income                                       $ 42,874    $ 18,894    $131,314    $ 27,004
==============================================   ========    ========    ========    ========

Net Income Applicable to Common Stock
 (after Preferred Stock Dividends)               $ 41,074    $ 17,094    $127,714    $ 23,404
==============================================   ========    ========    ========    ========

Earnings per Common Share
 Basic                                           $   1.04    $   0.42    $   3.18    $   0.57
 Diluted                                         $   0.94    $   0.40    $   2.84    $   0.57
==============================================   ========    ========    ========    ========

Cash Dividends:
 Per Preferred Share                              $0.5625     $0.5625     $1.1250    $ 1.1250
==============================================   ========    ========    ========    ========

See accompanying notes to condensed consolidated financial statements.

                            J. RAY McDERMOTT, S.A.
           CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                              SEPTEMBER 30, 1998

                                                           THREE                        SIX
                                                        MONTHS ENDED                MONTHS ENDED
                                                    9/30/98      9/30/97         9/30/98    9/30/97
                                                   --------     --------        --------   --------
                                                                      (Unaudited)
                                                                    (In thousands)
Net Income                                         $ 42,874     $ 18,894        $131,314   $ 27,004
------------------------------------------------   --------     --------        --------   --------

Other Comprehensive Income:
 Currency translation adjustments:
  Foreign currency translation adjustments,
   excluding the effect of the purchase of an
   equity investment from McDermott
   International, Inc. of $10,262,000                 4,888       28,612           4,572     13,142
  Sales of investments in foreign entities                -            -          15,596          -
 Unrealized gains on investments:
  Unrealized gains arising during the period,
   net of taxes                                       4,875           80           4,868        169
------------------------------------------------   --------     --------        --------   --------

Other Comprehensive Income                            9,763       28,692          25,036     13,311
------------------------------------------------   --------     --------        --------   --------

Comprehensive Income                               $ 52,637     $ 47,586        $156,350   $ 40,315
================================================   ========     ========        ========   ========

See accompanying notes to condensed consolidated financial statements.

                             J. RAY McDERMOTT, S.A.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                               SEPTEMBER 30, 1998

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                            SIX MONTHS ENDED
                                                           9/30/98     9/30/97
                                                         ---------    --------
                                                              (Unaudited)
                                                            (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income                                               $ 131,314    $ 27,004
------------------------------------------------------   ---------    --------

Adjustments to reconcile net income to net
 cash provided by operating activities:
 Depreciation and amortization                              27,184      55,538
 (Income) loss from investees,
  less dividends                                            (9,733)      4,439
 Gain on asset disposals and
  impairments - net                                        (43,078)        (24)
 Benefit from deferred taxes                                (6,293)     (6,840)
 Other                                                        (626)        475
 Changes in assets and liabilities, net of effects
 from divestitures:
  Accounts receivable                                       10,164     (20,427)
  Net contracts in progress and advance billings           (12,294)     35,545
  Accounts payable                                         (23,665)     44,742
  Accrued contract costs                                    (2,352)     19,528
  Accrued and other current liabilities                     35,837       5,656
  Income taxes                                               7,672      28,036
  Other, net                                               (20,114)      2,147
------------------------------------------------------   ---------    --------

NET CASH PROVIDED BY OPERATING ACTIVITIES                   94,016     195,819
------------------------------------------------------   ---------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of property, plant and equipment                 (21,679)    (17,703)
Proceeds from asset disposals                              127,340       7,639
Purchases of investments                                  (281,466)          -
Sales and maturities of investments                        124,749      76,400
Acquisition of equity investment from
  McDermott International, Inc.                             (8,984)          -
Other                                                            -        (550)
------------------------------------------------------   ---------    --------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES        (60,040)     65,786
------------------------------------------------------   ---------    --------

                                                                       CONTINUED

               INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                           SIX MONTHS ENDED
                                                         9/30/98      9/30/97
                                                        --------    ---------
                                                             (Unaudited)
                                                           (In thousands)

CASH FLOWS FROM FINANCING ACTIVITIES:

Payment of long-term debt                               $ (4,503)   $ (80,763)
Increase (decrease) in short-term borrowings              18,564      (25,008)
Issuance of common stock                                   1,281        4,929
Preferred dividends paid                                  (3,600)      (3,600)
Purchases of treasury stock                              (55,560)           -
Other                                                     (2,471)           -
-----------------------------------------------------   --------    ---------

NET CASH USED IN FINANCING ACTIVITIES                    (46,289)    (104,442)
-----------------------------------------------------   --------    ---------

EFFECTS OF EXCHANGE RATE CHANGES ON CASH                     658       (3,663)
-----------------------------------------------------   --------    ---------

NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                        (11,655)     153,500
-----------------------------------------------------   --------    ---------

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD         152,011      136,795
-----------------------------------------------------   --------    ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD              $140,356    $ 290,295
=====================================================   ========    =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for:
 Interest (net of amount capitalized)                   $ 12,878    $  18,878
 Income taxes                                           $ 18,847    $   9,580
=====================================================   ========    =========

See accompanying notes to condensed consolidated financial statements.

                             J. RAY McDERMOTT, S.A.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998

NOTE 1 - BASIS OF PRESENTATION

J. Ray McDermott, S.A. ("JRM") is a majority-owned subsidiary of McDermott International, Inc. ("MII").

The accompanying unaudited condensed consolidated financial statements are presented in U.S. Dollars, and have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Such adjustments are of a normal, recurring nature except for a gain on the dissolution of a joint venture of $37,390,000, a gain of $12,000,000 from the sale of assets of a joint venture and a gain on the settlement and curtailment of postretirement benefit plans of $3,624,000 during the six months ended September 30, 1998. Operating results for the six months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending March 31, 1999. Results for the three and six months ended September 30, 1997 have been restated to reflect the acquisitions from MII during fiscal year 1998 of a controlling interest in Talleres Navales del Golfo, S.A. de C.V., a Mexican shipyard, a 100% interest in Menck GmbH, a manufacturer of marine hammers, and the remaining interest in McDermott Engineering Houston, LLC, an engineering joint venture. These acquisitions have been accounted for in a manner similar to a pooling of interests. For further information, refer to the consolidated financial statements and footnotes thereto included in JRM's annual report on Form 10-K for the fiscal year ended March 31, 1998.

NOTE 2 - CHANGE IN ACCOUNTING POLICY

Effective April 1, 1998, JRM adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," to report and display comprehensive income and its components. Under this new principle, the accumulated other comprehensive income or loss is displayed in the Condensed Consolidated Balance Sheet as a component of stockholders' equity. Accumulated balances for each classification in accumulated other comprehensive loss are disclosed in Note 3. Comprehensive income is displayed in a separate Condensed Consolidated Statement of Comprehensive Income included in the financial statements.

NOTE 3 - ACCUMULATED OTHER COMPREHENSIVE LOSS
The components of accumulated other comprehensive loss included in stockholders' equity at September 30 and March 31, 1998 are as follows:

                                               September 30,    March 31,
                                                    1998           1998
                                               --------------   ----------
                                                (Unaudited)
                                                     (In thousands)
Currency Translation Adjustments                    $(11,055)    $(20,962)
Net Unrealized Gain (Loss) on Investments              4,553         (315)
--------------------------------------------        --------     --------

                                                    $ (6,502)    $(21,277)
                                                    ========     ========

NOTE 4 - DISPOSITIONS

On April 3, 1998, JRM and ETPM S.A. terminated their worldwide McDermott-ETPM joint venture. Pursuant to the termination, JRM received cash of approximately $105,000,000, ETPM S.A.'s derrick/lay barge 1601 and ETPM S.A.'s interest in McDermott-ETPM East, Inc. and McDermott-ETPM Far East, Inc. ETPM S.A. received JRM's lay barge 200 and JRM's interest in McDermott Subsea Constructors Limited ("MSCL") and McDermott-ETPM West, Inc. The Condensed Consolidated Statement of Income includes revenues of $10,486,000 and $37,356,000 and operating income of $9,634,000 and $11,360,000 for the three and six months, respectively, ended September 30, 1997, attributable to operations transferred to ETPM S.A.

On May 7, 1998, JRM's subsidiary McDermott Marine Construction Limited ("MMCL") sold its European brownfield engineering operations and received net cash of approximately $2,210,000. Management also intends to exit MMCL's European greenfield engineering operations. In the three and six months ended September 30, 1998, these operations had revenues of $13,878,000 and $48,025,000, respectively, and operating losses of $94,000 and $2,176,000, respectively. In the three and six months ended September 30, 1997, these operations had revenues of $112,435,000 and $188,399,000, respectively, and operating income of $3,773,000 and $5,074,000, respectively.

During the six months ended September 30, 1998, JRM's Malaysian joint venture sold two combination pipelay and derrick barges. The joint venture, in which JRM holds a 49% interest, received approximately $47,000,000 in cash for the barges.

NOTE 5 - SETTLEMENT AND CURTAILMENT OF POSTRETIREMENT BENEFIT PLANS

Effective April 1, 1998, JRM terminated all postretirement health care benefits and substantially all postretirement life insurance benefits for employees. As a result of the termination, the total accumulated postretirement benefit obligation of JRM decreased $20,173,000. On the same date, the pension plan for the employees affected by the termination was amended to increase the benefits payable to the participants to offset the cost of postretirement health care and life insurance. As a result of the amendment to the plan, the total projected benefit obligation of JRM increased $16,549,000. The decrease in the accumulated postretirement benefit obligation was measured against the increase in the projected benefit obligation of the pension plan and the resulting gain of $3,624,000 was recognized in the six months ended September 30, 1998.

NOTE 6  - INVESTIGATIONS AND LITIGATION

In March 1997, JRM and MII, with the help of outside counsel, began an investigation into allegations of wrongdoing by a limited number of former employees of JRM and MII and others. The allegations concerned the heavy-lift business of JRM's HeereMac joint venture ("HeereMac") with Heerema Offshore Construction Group, Inc. ("Heerema"). Upon becoming aware of these allegations, JRM and MII notified authorities, including the Antitrust Division of the U.S. Department of Justice and the European Commission. As a result of JRM's and MII's prompt disclosure of the allegations, both companies and the individuals who were officers, directors and employees of JRM or MII at the time of the disclosure were granted immunity from criminal prosecution by the Department of Justice for any anti-competitive acts involving worldwide heavy-lift activities.

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

JRM and MII are also cooperating with the Securities and Exchange Commission ("SEC"), which also requested information and documents from the companies with respect to certain of the matters described above. JRM and MII are subject to a judicial order entered in 1976, with the consent of McDermott Incorporated (which at that time was the parent of the McDermott group of companies), pursuant to an SEC complaint (the "Consent Decree"). The Consent Decree prohibits the companies from making false entries in their books, maintaining secret or unrecorded funds or using corporate funds for unlawful purposes. Violations of the Consent Decree could result in substantial civil and/or criminal penalties to the companies.

In June 1998, Phillips Petroleum Company (individually and on behalf of certain co-venturers) and certain related entities filed a complaint in the United States District Court for the Southern District of Texas against JRM, MII, McDermott Incorporated, McDermott-ETPM, Inc. and certain JRM subsidiaries (collectively, the "McDermott Defendants"), HeereMac, Heerema, certain Heerema affiliates, and others (the "Phillips Lawsuit"). The complaint alleges that the defendants engaged in anti-competitive acts in violation of Sections 1 and 2 of the Sherman Act and Sections 15.05 (a) and (b) of the Texas Business and Commerce Code, engaged in fraudulent activity and tortiously interfered with the plaintiffs' businesses in connection with certain offshore transportation and installation projects in the Gulf of Mexico, North Sea and Far East. In addition to seeking actual damages and attorneys' fees, the plaintiffs have requested punitive as well as treble damages. In October 1998, the McDermott Defendants filed a motion to dismiss those claims in the Phillips Lawsuit that relate to alleged injuries sustained solely in overseas markets due to the court's lack of subject matter jurisdiction.

In June 1998, Shell Offshore, Inc. and certain related entities also filed a complaint in the United States District Court for the Southern District of Texas against JRM, MII, HeereMac, Heerema and others (the "Shell Lawsuit") alleging that the defendants engaged in anti-competitive acts in violation of Sections 1 and 2 of the Sherman Act. In September and October 1998, Amoco Production Company and Amerada Hess Corporation intervened in the Shell Lawsuit as plaintiffs. In addition to seeking actual damages, among other things, the plaintiffs in the Shell Lawsuit request treble damages.

It is not possible to predict the ultimate outcome of the Department of Justice investigation, the SEC inquiry, or the companies' internal investigation, the above-referenced lawsuits, or the actions that may be taken by others as a result of HeereMac's guilty plea or otherwise. However, these matters could result in civil and/or criminal liability and have a material adverse effect on JRM's consolidated financial position and results of operations.

Additionally, JRM is, from time to time, involved in routine litigation related to its business activity. It is management's opinion that none of this routine litigation will have a material adverse effect on JRM's consolidated financial position or results of operations.

NOTE 7 - SEGMENT REPORTING

JRM supplies worldwide services for the offshore oil and gas exploration and production and hydrocarbon processing industries. Principal activities include the design, engineering, fabrication and installation of offshore drilling and production platforms, specialized structures, modular facilities, marine pipelines and subsea production systems. JRM also provides subsea trenching services, diving services, procurement activities, and removal, salvage and refurbishment services for offshore fixed platforms. These activities are managed and results are evaluated primarily on a geographic area basis. Engineering Operations, which includes project management services and engineering services, is primarily managed and evaluated on a worldwide basis. Other is comprised of chartering activity as well as consolidating adjustments that pertain to operations but are excluded from management's evaluation of segment performance.

Intersegment sales are accounted for at prices that are generally established by reference to similar transactions with unaffiliated customers. Reportable segments are measured based on operating income exclusive of general corporate expenses. Other reconciling items before provision for income taxes are interest income, interest expense, and other-net. Segment assets of Europe and West Africa Operations decreased approximately $154,000,000 since March 31, 1998, primarily as a result of the dispositions of MSCL and MMCL described in
Note 4.

Segment Information for the Three and Six Months Ended September 30, 1998 and 1997:


                                               THREE                  SIX
                                           MONTHS ENDED           MONTHS ENDED
                                        9/30/98   9/30/97       9/30/98  9/30/97
                                        --------  -------       -------  -------
                                                      (Unaudited)
                                                     (In thousands)
REVENUES:

North American Operations              $169,352    $196,649    $339,140    $354,980
Middle East Operations                   74,180      83,211     133,523     181,992
Far East Operations                      74,795      74,656     170,162     164,939
Europe and West Africa Operations        18,823     125,617      57,485     232,388
Engineering Operations                   17,141      40,406      37,990      73,934
Other                                     8,129       6,640      15,398      14,721
Eliminations (1)                        (13,321)    (21,133)    (34,047)    (38,685)
------------------------------------   --------    --------    --------    --------
 Total Revenues                        $349,099    $506,046    $719,651    $984,269
====================================   ========    ========    ========    ========

(1)  Segment revenues are net of the following intersegment transfers:

  North American Operations            $    34    $     -      $ 1,051     $     -
  Middle East Operations                     6          -        1,048           -
  Far East Operations                        1          -          128           -
  Europe and West Africa Operations          -         54            -         192
  Engineering Operations                10,715     16,278       24,234      31,132
  Other                                  2,565      4,801        7,586       7,361
-------------------------------------- -------    -------      -------     -------

  Total                                $13,321    $21,133      $34,047     $38,685
====================================== =======    =======      =======     =======

                                                                   THREE                    SIX
                                                               MONTHS ENDED            MONTHS ENDED
                                                            9/30/98     9/30/97     9/30/98     9/30/97
                                                           --------    --------    --------    --------
                                                                           (Unaudited)
                                                                          (In thousands)
OPERATING INCOME:

Segment Operating Income (Loss):
--------------------------------
  North American Operations                                $ 27,672    $ 30,497    $ 44,862    $ 44,188
  Middle East Operations                                      9,527      10,794      19,010      21,423
  Far East Operations                                        22,229     (12,674)     41,660     (14,864)
  Europe and West Africa Operations                             730       7,664        (171)      8,147
  Engineering Operations                                        712       5,041        (882)      8,069
  Other                                                      (5,842)       (284)    (12,212)      1,674
--------------------------------------------------------   --------    --------    --------    --------

  Total Segment Operating Income                           $ 55,028    $ 41,038    $ 92,267    $ 68,637
--------------------------------------------------------   --------    --------    --------    --------

Gain (Loss) on Asset Disposals and Impairments - Net:
-----------------------------------------------------
  North American Operations                                $ (1,819)   $  1,970    $   (860)   $  2,496
  Middle East Operations                                          -         386           -         136
  Far East Operations                                             -         581         (14)        814
  Europe and West Africa Operations                            (205)        874      36,135         881
  Other                                                          55      (4,381)      7,817      (4,303)
--------------------------------------------------------   --------    --------    --------    --------
   Total Gain (Loss) on Asset Disposals
     and Impairments - Net                                 $ (1,969)   $   (570)   $ 43,078    $     24
--------------------------------------------------------   --------    --------    --------    --------

Income (Loss) from Investees:
-----------------------------
  North American Operations                                $ (1,505)   $  1,024    $   (707)   $   (892)
  Far East Operations                                        (1,378)      1,150      10,658       1,583
  Europe and West Africa Operations                            (842)       (738)        301      (3,581)
  Other                                                         (57)        336        (519)        263
--------------------------------------------------------   --------    --------    --------    --------

   Total Income (Loss) from Investees                      $ (3,782)   $  1,772    $  9,733    $ (2,627)
--------------------------------------------------------   --------    --------    --------    --------

SEGMENT INCOME (LOSS):
----------------------
  North American Operations                                $ 24,348    $ 33,491    $ 43,295    $ 45,792
  Middle East Operations                                      9,527      11,180      19,010      21,559
  Far East Operations                                        20,851     (10,943)     52,304     (12,467)
  Europe and West Africa Operations                            (317)      7,800      36,265       5,447
  Engineering Operations                                        712       5,041        (882)      8,069
  Other                                                      (5,844)     (4,329)     (4,914)     (2,366)
--------------------------------------------------------   --------    --------    --------    --------

   Total Segment Income                                      49,277      42,240     145,078      66,034
--------------------------------------------------------   --------    --------    --------    --------

General Corporate Expenses                                   (3,173)     (4,926)     (6,596)     (7,701)
--------------------------------------------------------   --------    --------    --------    --------

 Total Operating Income                                    $ 46,104    $ 37,314    $138,482    $ 58,333
========================================================   ========    ========    ========    ========

NOTE 8 - EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share:

                                                      THREE                          SIX
                                                   MONTHS ENDED                  MONTHS ENDED
                                                9/30/98        9/30/97        9/30/98        9/30/97
                                            -----------    -----------    -----------    -----------
                                                                   (Unaudited)
                                                          (In thousands, except shares
                                                             and per share amounts)
Basic:

Net income                                  $    42,874    $    18,894    $   131,314    $    27,004
Dividends on preferred stock                     (1,800)        (1,800)        (3,600)        (3,600)
-----------------------------------------   -----------    -----------    -----------    -----------

Net income for basic computation            $    41,074    $    17,094    $   127,714    $    23,404
=========================================   ===========    ===========    ===========    ===========

Weighted average common shares               39,654,840     40,972,518     40,179,828     40,827,300
=========================================   ===========    ===========    ===========    ===========

Basic earnings per common share             $      1.04    $      0.42    $      3.18    $      0.57
=========================================   ===========    ===========    ===========    ===========

Diluted:

Net income                                  $    42,874    $    18,894    $   131,314    $    27,004
Dividends on preferred stock                          -              -              -         (3,600)
-----------------------------------------   -----------    -----------    -----------    -----------

Net income for diluted computation          $    42,874    $    18,894    $   131,314    $    23,404
=========================================   ===========    ===========    ===========    ===========

Weighted average common shares (basic)       39,654,840     40,972,518     40,179,828     40,827,300

Effect of dilutive securities:
 Stock options and restricted stock             240,286        297,728        306,760        277,113

 Series A $2.25 Cumulative
  Preferred Stock                             5,740,940      5,740,940      5,740,940              -
-----------------------------------------   -----------    -----------    -----------    -----------

Adjusted weighted average common
 shares and assumed conversions              45,636,066     47,011,186     46,227,528     41,104,413
=========================================   ===========    ===========    ===========    ===========

Diluted earnings per common share           $      0.94    $      0.40    $      2.84    $      0.57
=========================================   ===========    ===========    ===========    ===========

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

J. Ray McDermott, S.A. ("JRM") is a majority-owned subsidiary of McDermott International, Inc. ("MII").

Revenues of JRM are largely a function of the level of oil and gas development activity in the world's major hydrocarbon producing regions. Consequently, revenues reflect the variability associated with the timing of significant development projects. During fiscal year 1998, U.S. and North Sea markets remained steady while Far East and Middle East markets started to weaken. Management expects low oil prices and economic and political instability in Indonesia and political turmoil on the Indian subcontinent will have an adverse effect on exploration and production spending in the short to intermediate term.

A significant portion of JRM's revenues and operating results are derived from its foreign operations. As a result, JRM's operations and financial results are affected by international factors, such as changes in foreign currency exchange rates. JRM attempts to minimize its exposure to changes in foreign currency exchange rates by attempting to match foreign currency contract receipts with like foreign currency disbursements. To the extent that it is unable to match the foreign currency receipts and disbursements related to its contracts, it enters into foreign currency forward exchange contracts to reduce the impact of foreign exchange rate movements on operating results.

Statements made herein which express a belief, expectation or intention, as well as those which are not historical fact, are forward looking. They involve a number of risks and uncertainties which may cause actual results to differ materially from such forward-looking statements. These risks and uncertainties include, but are not limited to: decisions about offshore developments to be made by oil and gas companies; the highly competitive nature of the marine constructions services business; operating risks associated with the marine construction services business; economic and political instability in Indonesia and on the Indian subcontinent; the results of the ongoing investigation by JRM and MII and the U. S. Department of Justice into possible anti-competitive practices by JRM and MII; and the other lawsuits disclosed in Item 3, Legal Proceedings.

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 1998 VS. THREE MONTHS ENDED SEPTEMBER 30, 1997

Revenues decreased $156,947,000 to $349,099,000, primarily due to lower volume in Europe as a result of the withdrawal from the European engineering markets and from lower volume in all activities in North America and in worldwide engineering.

Segment operating income increased $13,990,000 to $55,028,000, primarily due to higher margins in virtually all activities and a favorable settlement of contract claims in the Far East. This increase was partially offset by lower volume in European engineering markets and worldwide engineering. In addition, there was lower volume in all activities in North America and higher net operating expenses.

Income (loss) from investees decreased $5,554,000 from income of $1,772,000 to a loss of $3,782,000, primarily due to lower operating results from Brown & Root McDermott Fabricators Limited as well as joint ventures in the Far East and Gulf of Mexico. These decreases were partially offset by losses recorded by McDermott-ETPM West, Inc. in the prior year.

Interest income increased $6,599,000 to $11,538,000, primarily due to increases in investments in government obligations and other debt securities.

Interest expense decreased $989,000 to $6,440,000, primarily due to changes in debt obligations and interest rates prevailing thereon.

The provision for income taxes decreased $7,861,000 to $8,140,000, while income before provision for income taxes increased $16,119,000 to $51,014,000. The change in the relationship of pretax income to the provision for income taxes was primarily the result of an increase in the proportion of income earned in non-taxable jurisdictions. JRM operates in many different tax jurisdictions. Within these jurisdictions, tax provisions vary because of nominal rates, allowability of deductions, credits and other benefits, and tax basis (for example, revenues versus income). These variances, along with variances in the mix of income within jurisdictions, are responsible for shifts in the effective tax rate.

RESULTS OF OPERATIONS - SIX MONTHS ENDED SEPTEMBER 30, 1998 VS. SIX MONTHS ENDED SEPTEMBER 30, 1997

Revenues decreased $264,618,000 to $719,651,000, primarily due to lower volume in Europe as a result of the withdrawal from the European engineering markets and from lower volume in all activities in the Middle East, North America and in worldwide engineering. These decreases were partially offset by higher volume in virtually all activities in the Far East.

Segment operating income increased $23,630,000 to $92,267,000, primarily due to higher volume and margins in virtually all activities and a favorable settlement of contract claims in the Far East and higher margins in North America. These increases were partially offset by lower volume in the Middle East, European engineering markets, worldwide engineering and higher net operating expenses.

Gain on asset disposals and impairments-net increased $43,054,000 to $43,078,000. This was primarily due to the gain recognized from the termination of the McDermott-ETPM joint venture and the sale of three Gulf of Mexico vessels.

Income (loss) from investees increased $12,360,000 from a loss of $2,627,000 to income of $9,733,000, primarily due to the gain on the sale of assets in a Malaysian joint venture and losses recorded by McDermott-ETPM West, Inc. in the prior year. These increases were partially offset by lower operating results from Brown & Root McDermott Fabricators Limited.

Interest income increased $13,404,000 to $22,992,000, primarily due to increases in investments in government obligations and other debt securities.

Interest expense decreased $4,190,000 to $12,854,000, primarily due to changes in debt obligations and interest rates prevailing thereon.

Other-net increased $9,933,000 to $11,225,000, primarily due to a net gain on the settlement and curtailment of postretirement benefit plans (see Note 5 to the condensed consolidated financial statements) and minority shareholder participation resulting from the increased losses of a consolidated foreign joint venture.

The provision for income taxes increased $3,366,000 to $28,531,000, while income before provision for income taxes increased $107,676,000 to $159,845,000. The change in the relationship of pretax income to the provision for income taxes was primarily the result of an increase in the proportion of income earned in non-taxable jurisdictions. JRM operates in many different tax jurisdictions. Within these jurisdictions, tax provisions vary because of nominal rates, allowability of deductions, credits and other benefits, and tax basis (for example, revenues versus income). These variances, along with variances in the mix of income within jurisdictions, are responsible for shifts in the effective tax rate.


Backlog                                 9/30/98       3/31/98
------------------------------------   --------    ----------

                                           (In thousands)
North American Operations              $460,653    $  629,374
Middle East Operations                  102,994       181,127
Far East Operations                     231,686       367,454
Europe and West Africa Operations        45,948        86,611
Engineering Operations                   13,049        10,657
Other                                   (15,902)       (8,075)
------------------------------------   --------    ----------

 TOTAL BACKLOG                         $838,428    $1,267,148
====================================   ========    ==========

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

Liquidity and Capital Resources
-------------------------------

During the six months ended September 30, 1998, JRM's cash and cash equivalents decreased $11,655,000 to $140,356,000 and total debt decreased $2,593,000 to $274,501,000, primarily due to repayment of $4,503,000 in long-term debt and the settlement of a note payable of $14,565,000 pursuant to the termination of the ETPM joint venture, offset by an increase in short-term borrowings of $18,564,000. During this period, JRM provided cash of $94,016,000 from operating activities and received cash of $127,340,000 from asset disposals, including $95,546,000 from the termination of the ETPM joint venture, and $1,281,000 from the issuance of stock upon exercise of stock options. JRM used cash of $156,717,000 for net purchases of investments, $21,679,000 for additions to property, plant and equipment, $55,560,000 for stock repurchases and $3,600,000 for dividends on preferred stock.

During the six months ended September 30, 1998, JRM used cash of $8,984,000 to purchase from MII its equity investment in a Mexican joint venture. The excess of the purchase price over the net book value of the net assets acquired of $322,000 was included in capital in excess of par value.

Expenditures for property, plant and equipment increased $3,976,000 to $21,679,000. The majority of these expenditures was to maintain, replace and upgrade existing facilities and equipment.

At September 30 and March 31, 1998, JRM had available various uncommitted short-term lines of credit from banks totaling $23,410,000 and $25,234,000, respectively. Borrowings against these lines of credit at March 31, 1998 were $2,251,000. There were no borrowings against these lines at September 30, 1998. At March 31, 1998, JRM and certain of its subsidiaries were parties to a revolving credit facility under which there were no borrowings. In June 1998, JRM and such subsidiaries entered into a new $200,000,000 three-year, unsecured credit agreement (the "JRM Credit Agreement") with a group of banks. Borrowings against the JRM Credit Agreement cannot exceed $50,000,000. The remaining $150,000,000 is reserved for the issuance of letters of credit. At September 30, 1998, there were no borrowings under the JRM Credit Agreement. Management does not anticipate JRM will need to borrow funds under the JRM Credit Agreement during fiscal year 1999.

JRM is restricted, as a result of covenants in its indenture relating to its $250,000,000 9.375% Senior Subordinated Notes due July 2006, from paying cash dividends on, or repurchasing or redeeming, its capital stock (including the shares of its Common Stock and Series A $2.25 Cumulative Preferred Stock held by
MII), or in transferring funds through unsecured loans to or investments in MII. At September 30, 1998, JRM could pay cash dividends on, or repurchase shares of, its capital stock (including shares held by MII) in the amount of $19,780,000, could pay up to an additional $9,600,000 of cash dividends on its Series A Preferred Stock held by MII and could make unsecured loans to or investments in MII of approximately $30,000,000. Additionally under such indenture, JRM is required to offer to purchase its outstanding 9.375% Senior Subordinated Notes at 100% of their principal amount, plus accrued and unpaid interest, to the extent that it has proceeds from certain asset sales and dispositions equal to or exceeding $25,000,000 that it has not used to permanently reduce certain senior or other indebtedness or reinvested in its business within a specified time period, generally 18 months, following each such asset sale or disposition. Currently, JRM has approximately $231,000,000 in proceeds from such asset sales and dispositions, which, if not used for repayment of debt or reinvested as described above, would be subject to this obligation commencing June 1999.

JRM maintains an investment portfolio of government obligations and other investments. The fair value of long-term investments in debt securities at September 30, 1998 was $708,127,000.

Working capital decreased $25,165,000 from $7,173,000 at March 31, 1998 to a deficit of $17,992,000 at September 30, 1998. During the remainder of fiscal year 1999, JRM expects to obtain funds to meet capital expenditure, working capital and debt maturity requirements from operating activities and cash and cash equivalents. Leasing agreements for equipment, which are short-term in nature, are not expected to impact JRM's liquidity or capital resources.

During fiscal year 1998, JRM's Board of Directors approved the repurchase of up to three million shares of its common stock from time to time on the open market or through negotiated transactions, depending on the availability of cash and market conditions. Shares repurchased by JRM are also dependent on its ability to satisfy its debt covenants. During the six months ended September 30, 1998, JRM repurchased 1,737,700 shares of its common stock at an average share price of $31.94. At September 30, 1998, JRM had repurchased 2,100,200 of the three million shares of its common stock authorized to be repurchased.

JRM has provided a valuation allowance for deferred tax assets of $17,196,000 which cannot be realized through carrybacks and future reversals of existing taxable temporary differences. Management believes that remaining deferred tax assets are realizable through carrybacks and future reversals of existing taxable temporary differences. An uncertainty that affects the ultimate realization of deferred tax assets is the risk of incurring losses in the future. This factor has been considered in determining the valuation allowance. Management will continue to assess the adequacy of the valuation allowance on a quarterly basis.

Impact of the Year 2000
-----------------------

The JRM company-wide Year 2000 Project is proceeding on schedule. The project addresses information technology components (hardware and software) in internal business systems and the infrastructure and the embedded systems in offices, plants and products delivered to customers. In addition, an analysis of critical suppliers is being performed to ensure the supply of materials and services that are strategic to business continuity. The Year 2000 Project began with a planning phase during the latter part of 1996 followed by a company-wide assessment which was completed in early 1997. Based upon the results of the assessment, a common approach as outlined below was developed that fit the requirements of each JRM operating location.


A consistent work breakdown structure for the project is being employed throughout JRM:

      .  Business Applications and IT Infrastructure ("IT Systems")

      .  Facilities (office buildings)

      .  Embedded Systems (in plants and construction equipment)

      .  Customer Products (embedded systems in customer products)

      .  Critical Suppliers

The general phases of the project common to all of the above functions are: (1) inventory items with potential Year 2000 impact, (2) establish priorities, (3) assess and create a solution strategy for those items determined to be material to JRM, (4) implement solutions defined for those items assessed to have Year 2000 impact, and (5) test and validate solutions.

At September 30, 1998, the inventory, prioritization and assessment of the IT Systems and Facilities were complete. The implementation is in progress with approximately 60% of the work completed. The inventory of internal Embedded Systems is near completion and the inventory, prioritization and assessment of Customer Products are approximately 40% complete. The Critical Suppliers analysis is in the early stages with each JRM operating location developing its list of suppliers that may have a material impact on continuing operations.

The IT Systems, Facilities and Embedded Systems that support JRM's engineering, fabrication and marine operations are on schedule and are forecast to be completed by June 30, 1999. The IT Systems and Facilities that support the corporate office functions are scheduled to be Year 2000 compliant by June 30, 1999. The analysis and the compliance tasks for JRM Customer Products and Critical Suppliers are on schedule and are forecast to be completed by June 30, 1999.

JRM does not expect that the cost associated with the modifications to critical systems and other compliance activities will have a material impact on its consolidated financial condition, cash flows or results of operations. The cost of the Year 2000 Project is estimated at $6,000,000 and is being funded through operating cash flows. The cost incurred to date is approximately $2,000,000.

JRM's Year 2000 compliance is also dependent upon Year 2000 readiness of external agents and third-party suppliers on a timely basis. The failure of JRM or its agents or suppliers to achieve Year 2000 compliance could result in, among other things, production interruptions, delays in the delivery of products, delays in the receipt of supplies, invoice and collection errors, and inaccurate inventories. These consequences could have a material adverse impact on JRM's results of operations, financial condition and cash flow if it is unable to conduct its businesses in the ordinary course.

Contingency plans are being defined and, in some cases, already initiated where there is high risk associated with the implementation of the primary compliance strategy. Examples of contingency projects are: remediation of legacy systems concurrent with the implementation of third-party replacement software where there is little margin for delay in the vendor's delivery of the software; and outsourcing of certain functions where the remediation of a major legacy system has subsequently evolved to be a high-risk project. Contingency plans are being developed consistent with the priorities and requirements of each business unit and will be continually refined as additional information becomes available.

Although JRM is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on its results of operations, JRM believes that its Year 2000 Project, including contingency plans, should significantly reduce the adverse effect that any such disruptions may have.

Statements made herein which express a belief, expectation or intention, as well as those which are not historical fact, are forward looking. They involve a number of risks and uncertainties which may cause actual results to differ materially from such forward-looking statements. The dates on which JRM believes the Year 2000 Project will be completed are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third-party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved, or that there will not be a delay in, or increased costs associated with, the implementation of the Year 2000 Project. Specific factors that might cause differences between the estimates and actual results include, but are not limited to, the availability and cost of personnel trained in these areas, the ability to locate and correct all relevant computer code, timely responses to and corrections by third parties and suppliers, the ability to implement interfaces between the new systems and the systems not being replaced, and similar uncertainties. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third parties and the interconnection of global businesses, JRM cannot ensure its ability to timely and cost-effectively resolve problems associated with the Year 2000 issue that may affect its operations and business, or expose it to third-party liability.


New Accounting Standards
------------------------

In April 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities," which is effective for fiscal years beginning after December 15, 1998. SOP 98-5 provides guidance on accounting for the costs of start-up activities and requires that entities expense start-up costs and organization costs as they are incurred. JRM has not yet finalized its review of SOP 98-5, but it is not expected to have a material impact on its consolidated financial position or results of operations.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for fiscal years beginning after June 15, 1999. SFAS No. 133 will require JRM to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. JRM has not yet determined what effect the adoption of SFAS No. 133 will have on its consolidated financial position or results of operations.

                                    PART II
                             J. RAY McDERMOTT, S.A.

                               OTHER  INFORMATION

Item 3.  LEGAL PROCEEDINGS

In March 1997, JRM and MII, with the help of outside counsel, began an investigation into allegations of wrongdoing by a limited number of former employees of JRM and MII and others. The allegations concerned the heavy-lift business of JRM's HeereMac joint venture ("HeereMac") with Heerema Offshore Construction Group, Inc. ("Heerema"). Upon becoming aware of these allegations, JRM and MII notified authorities, including the Antitrust Division of the U.S. Department of Justice and the European Commission. As a result of JRM's and MII's prompt disclosure of the allegations, both companies and the individuals who were officers, directors and employees of JRM or MII at the time of the disclosure were granted immunity from criminal prosecution by the Department of Justice for any anti-competitive acts involving worldwide heavy-lift activities.

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

JRM and MII are also cooperating with the Securities and Exchange Commission ("SEC"), which also requested information and documents from the companies with respect to certain of the matters described above. JRM and MII are subject to a judicial order entered in 1976, with the consent of McDermott Incorporated (which at that time was the parent of the McDermott group of companies), pursuant to an SEC complaint (the "Consent Decree"). The Consent Decree prohibits the companies from making false entries in their books, maintaining secret or unrecorded funds or using corporate funds for unlawful purposes. Violations of the Consent Decree could result in substantial civil and/or criminal penalties to the companies.

In June 1998, Phillips Petroleum Company (individually and on behalf of certain co-venturers) and certain related entities filed a complaint in the United States District Court for the Southern District of Texas against JRM, MII, McDermott Incorporated, McDermott-ETPM, Inc. and certain JRM subsidiaries (collectively, the "McDermott Defendants"), HeereMac, Heerema, certain Heerema affiliates, and others (the "Phillips Lawsuit"). The complaint alleges that the defendants engaged in anti-competitive acts in violation of Sections 1 and 2 of the Sherman Act and Sections 15.05 (a) and (b) of the Texas Business and Commerce Code, engaged in fraudulent activity and tortiously interfered with the plaintiffs' businesses in connection with certain offshore transportation and installation projects in the Gulf of Mexico, North Sea and Far East. In addition to seeking actual damages and attorneys' fees, the plaintiffs have requested punitive as well as treble damages. In October 1998, the McDermott Defendants filed a motion to dismiss those claims in the Phillips Lawsuit that relate to alleged injuries sustained solely in overseas markets due to the court's lack of subject matter jurisdiction.

In June 1998, Shell Offshore, Inc. and certain related entities also filed a complaint in the United States District Court for the Southern District of Texas against JRM, MII, HeereMac, Heerema and others (the "Shell Lawsuit") alleging that the defendants engaged in anti-competitive acts in violation of Sections 1 and 2 of the Sherman Act. In September and October 1998, Amoco Production Company and Amerada Hess Corporation intervened in the Shell Lawsuit as plaintiffs. In addition to seeking actual damages, among other things, the plaintiffs in the Shell Lawsuit request treble damages.

It is not possible to predict the ultimate outcome of the Department of Justice investigation, the SEC inquiry, or the companies' internal investigation, the above-referenced lawsuits, or the actions that may be taken by others as a result of HeereMac's guilty plea or otherwise. However, these matters could result in civil and/or criminal liability and have a material adverse effect on JRM's consolidated financial position and results of operations.

Additionally, JRM is, from time to time, involved in routine litigation related to its business activity. It is management's opinion that none of this routine litigation will have a material adverse effect on JRM's consolidated financial position or results of operations.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Stockholders held on August 7, 1998, the stockholders of JRM elected the following individuals as Class I Directors for a three year term:


                   Nominee             Votes For    Votes Withheld
                   -------             ---------    --------------
               William J. Johnson      41,218,140           53,003

               Robert H. Rawle         41,218,266           52,877

               Roger E. Tetrault       41,219,747           51,396

Messrs. Rick L. Burdick, Robert L. Howard, Sean C. O'Keefe, Cedric E. Ritchie and Richard E. Woolbert also continued as directors immediately after the meeting.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibit 27.1 -  Financial Data Schedule (6 months ending 9/30/98)

     Exhibit 27.2 -  Financial Data Schedule (Restated 6 months ending 9/30/97)

(b)  Reports on Form 8-K

     A current report on Form 8-K, Item 4, dated July 29, 1998 was filed on July 30, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        J. RAY McDERMOTT, S.A.
                                        ----------------------




                                     /s/ Daniel R. Gaubert
                                    ----------------------
                              By:   Daniel R. Gaubert
                                    Senior Vice President and Chief Financial
                                    Officer (Principal Financial and Accounting
                                    Officer and Duly Authorized Representative)

November 10, 1998

                                 EXHIBIT INDEX


Exhibit Description
------- -----------

 27.1   Financial Data Schedule (6 months ending 9/30/98)

 27.2   Financial Data Schedule (Restated 6 months ending 9/30/97)