Form 10-Q
period 1998-12-31
MCDERMOTT J RAY SA
filed 1999-02-09
CIK 934590

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549

                                   FORM 10-Q
(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the period ended December 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________to______________

Commission File No. 1-13570

                             J. RAY McDERMOTT, S.A.
            -------------------------------------------------------
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

                     Yes [ X ]              No [  ]

The number of shares outstanding of the Company's common stock at January 28, 1999 was 39,041,343.

                        J. RAY M c D E R M O T T,   S.A.

                        I N D E X  -  F O R M   1 0 - Q

                                                                  PAGE
                                                                  ----
PART I - FINANCIAL INFORMATION

  Item 1 -  Condensed Consolidated Financial Statements
    Condensed Consolidated Balance Sheet
      December 31, 1998 and March 31, 1998                          4

    Condensed Consolidated Statement of Income
      Three and Nine Months Ended December 31, 1998 and 1997        6

    Condensed Consolidated Statement of Comprehensive Income
      Three and Nine Months Ended December 31, 1998 and 1997        7

    Condensed Consolidated Statement of Cash Flows
      Nine Months Ended December 31, 1998 and 1997                  8

    Notes to Condensed Consolidated Financial Statements           10


  Item 2 -  Management's Discussion and Analysis of
         Financial Condition and Results of Operations             20


PART II - OTHER INFORMATION

  Item 3 - Legal Proceedings                                       30

  Item 6 - Exhibits and Reports on Form 8-K                        32
SIGNATURES                                                         33
Exhibit 27.1 - Financial Data Schedule
  (Nine months ending 12/31/98)                                    35
Exhibit 27.2 - Financial Data Schedule
  (Restated nine months ending 12/31/97)                           36

                                     PART I

                            J. RAY McDERMOTT,  S.A.


                             FINANCIAL INFORMATION


Item 1.  Condensed Consolidated Financial Statements

                             J. RAY McDERMOTT, S.A.
                      CONDENSED CONSOLIDATED BALANCE SHEET



                                     ASSETS

                                                        12/31/98       3/31/98
                                                      ----------    ----------
                                                      (Unaudited)
                                                           (In thousands)
Current Assets:
 Cash and cash equivalents                            $  123,325    $  152,011
 Accounts receivable - trade                             169,504       227,538
 Accounts receivable - unconsolidated affiliates          31,959        45,072
 Accounts receivable - other                              21,973        26,327
 Contracts in progress                                    45,092        71,084
 Other current assets                                     30,563        45,634
                                                      ----------    ----------

  Total Current Assets                                   422,416       567,666
                                                      ----------    ----------

Property, Plant and Equipment, at Cost                   975,604     1,182,448
 Less accumulated depreciation                           696,796       839,298
                                                      ----------    ----------

  Net Property, Plant and Equipment                      278,808       343,150
                                                      ----------    ----------

Investments in Debt Securities                           752,059       543,658
                                                      ----------    ----------

Excess of Cost over Fair Value of Net Assets
 of Purchased Businesses Less Accumulated
 Amortization of $3,246,000 at December 31, 1998
 and $8,542,000 at March 31, 1998                         11,708        22,153
                                                      ----------    ----------
Investment in Unconsolidated Affiliates                   14,568        29,069
                                                      ----------    ----------
Other Assets                                              36,030        43,024
                                                      ----------    ----------
  TOTAL                                               $1,515,589    $1,548,720
                                                      ==========    ==========

See accompanying notes to condensed consolidated financial statements.

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                               12/31/98       3/31/98
                                                             ----------    ----------
                                                             (Unaudited)
                                                                  (In thousands)
Current Liabilities:
 Notes payable and current maturities of long-term debt      $    4,944    $   31,272
 Accounts payable                                               122,786       171,180
 Accrued contract costs                                          49,660        88,518
 Accrued liabilities - other                                    123,042       110,345
 Advance billings on contracts                                   70,131        91,549
 Accrued employee benefits                                       44,200        44,572
 U.S. and foreign income taxes                                   31,233        23,057
                                                             ----------    ----------

  Total Current Liabilities                                     445,996       560,493
                                                             ----------    ----------

Long-Term Debt                                                  245,756       245,822
                                                             ----------    ----------

Deferred and Non-Current Income Taxes                            26,605        46,989
                                                             ----------    ----------

Other Liabilities                                                64,128        78,854
                                                             ----------    ----------

Commitments and Contingencies.


Stockholders' Equity:
 Preferred stock, authorized 10,000,000 shares;
  outstanding 3,200,000 Series A $2.25 cumulative
  convertible, par value $0.01 per share,
  (liquidation preference $160,000,000)                              32            32
 Common stock, par value $0.01 per share, authorized
  60,000,000 shares; issued 41,241,543 at
  December 31, 1998 and 41,130,328 at March 31, 1998                412           411
 Capital in excess of par value                                 619,268       615,515
 Retained earnings                                              193,341        35,418
 Treasury stock at cost, 2,200,200 shares at
  December 31, 1998 and 362,500 shares
  at March 31, 1998                                             (71,809)      (13,537)
 Accumulated other comprehensive loss                            (8,140)      (21,277)
                                                             ----------    ----------

  Total Stockholders' Equity                                    733,104       616,562
                                                             ----------    ----------

  TOTAL                                                      $1,515,589    $1,548,720
                                                             ==========    ==========

                             J. RAY McDERMOTT, S.A.
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME


                                                             THREE                                   NINE
                                                         MONTHS ENDED                             MONTHS ENDED
                                                     12/31/98      12/31/97                  12/31/98      12/31/97
                                                    ---------     ---------                ----------    ----------
                                                                             (Unaudited)
                                                                            (In thousands)
Revenues                                            $ 313,348     $ 458,094                $1,032,999    $1,442,363
                                                    ---------     ---------                ----------    ----------
Costs and Expenses:
 Cost of operations (excluding depreciation
  and amortization)                                   256,867       383,081                   809,521     1,196,677
 Depreciation and amortization                         13,126        22,208                    40,310        77,746
 Selling, general and
 administrative expenses                               24,402        25,374                    78,544        79,573
                                                    ---------     ---------                ----------    ----------
                                                      294,395       430,663                   928,375     1,353,996
                                                    ---------     ---------                ----------    ----------
Gain (Loss) on Asset Disposals and
 Impairments - Net                                     (4,229)      (40,330)                   38,849       (40,306)
                                                    ---------     ---------                ----------    ----------
Operating Income (Loss) before
 Income (Loss) from Investees                          14,724       (12,899)                  143,473        48,061
Income (Loss) from Investees                           (2,398)       63,938                     7,335        61,311
                                                    ---------     ---------                ----------    ----------
  Operating Income                                     12,326        51,039                   150,808       109,372
                                                    ---------     ---------                ----------    ----------
Other Income (Expense):
 Interest income                                       11,639         6,961                    34,631        16,549
 Interest expense                                      (7,433)       (6,951)                  (20,287)      (23,995)
 Other-net                                               (689)        6,279                    10,536         7,571
                                                    ---------     ---------                ----------    ----------
                                                        3,517         6,289                    24,880           125
                                                    ---------     ---------                ----------    ----------
Income before Provision for
 (Benefit from) Income Taxes                           15,843        57,328                   175,688       109,497
Provision for (Benefit from) Income Taxes             (16,166)        6,214                    12,365        31,379
                                                    ---------     ---------                ----------    ----------
Net Income                                          $  32,009     $  51,114                $  163,323    $   78,118
                                                    =========     =========                ==========    ==========
Net Income Applicable to Common Stock
 (after Preferred Stock Dividends)                  $  30,209     $  49,314                $  157,923    $   72,718
                                                    =========     =========                ==========    ==========
Earnings per Common Share
 Basic                                              $    0.77     $    1.20                $     3.97    $     1.78
 Diluted                                            $    0.71     $    1.08                $     3.57    $     1.66
                                                    =========     =========                ==========    ==========
Cash Dividends:
 Per Preferred Share                                $  0.5625     $  0.5625                $   1.6875    $   1.6875
                                                    =========     =========                ==========    ==========

See  accompanying notes to condensed consolidated financial statements.

                            J. RAY McDERMOTT, S.A.
           CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

                                                 THREE                         NINE
                                              MONTHS ENDED                 MONTHS ENDED
                                         12/31/98      12/31/97        12/31/98    12/31/97
                                        ---------     ---------       ---------   ---------
                                                             (Unaudited)
                                                            (In thousands)
Net Income                              $  32,009     $  51,114       $ 163,323   $  78,118
                                        ---------     ---------       ---------   ---------
Other Comprehensive Income (Loss):
 Currency translation adjustments:
  Foreign currency translation
   adjustments, excluding the effect
   of the purchase of an
   equity investment from McDermott
   International, Inc. of $10,262,000       1,118       (11,809)          5,691       1,333
  Sales of investments in foreign
   entities                                     -             -          15,596           -
Unrealized gains (losses) on investments:
  Unrealized gains (losses) arising
   during the period, net of taxes         (2,756)           40           2,112         209
                                        ---------     ---------       ---------   ---------
Other Comprehensive Income (Loss)          (1,638)      (11,769)         23,399       1,542
                                        ---------     ---------       ---------   ---------
Comprehensive Income                    $  30,371     $  39,345       $ 186,722   $  79,660
                                        =========     =========       =========   =========

See accompanying notes to condensed consolidated financial statements.

                             J. RAY McDERMOTT, S.A.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                            NINE MONTHS ENDED
                                                          12/31/98     12/31/97
                                                         ---------    ---------
                                                              (Unaudited)
                                                             (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income                                               $ 163,323    $  78,118
                                                         ---------    ---------
Adjustments to reconcile net income to net
  cash provided by operating activities:
 Depreciation and amortization                              40,310       77,746
 Income from investees, less dividends                      14,046        2,138
  (Gain) loss on asset disposals and
  impairments - net                                        (38,849)      40,306
 Benefit from deferred taxes                                (7,187)      (5,698)
 Other                                                      (2,070)        (921)
 Changes in assets and liabilities, net of effects
  from divestitures:
   Accounts receivable                                      45,159       49,060
   Net contracts in progress and advance billings            4,604       29,884
   Accounts payable                                        (47,711)        (388)
   Accrued contract costs                                  (38,858)      28,351
   Accrued and other current liabilities                    56,042       20,370
   Income taxes                                              7,886       24,804
   Other, net                                              (48,377)      17,201
                                                         ---------    ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                  148,318      360,971
                                                         ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of property, plant and equipment                 (30,510)     (22,004)
Proceeds from asset disposals                              131,568      283,841
Purchases of investments                                  (415,275)    (317,350)
Sales and maturities of investments                        213,814       76,400
Acquisition of equity investment from
  McDermott International, Inc.                             (8,984)           -
Return from (investment in) equity investees                 6,371       (1,419)
                                                         ---------    ---------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES       (103,016)      19,468
                                                         ---------    ---------

                                                                       CONTINUED

               INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                           NINE MONTHS ENDED
                                                         12/31/98     12/31/97
                                                        ---------    ---------
                                                             (Unaudited)
                                                            (In thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:

Payment of long-term debt                               $  (6,551)   $ (82,697)
Decrease in short-term borrowings                          (2,251)     (24,207)
Issuance of common stock                                    1,317        8,477
Preferred dividends paid                                   (5,400)      (5,400)
Purchases of treasury stock                               (58,272)           -
Other                                                      (3,492)           -
                                                        ---------    ---------
NET CASH USED IN FINANCING ACTIVITIES                     (74,649)    (103,827)
                                                        ---------    ---------
EFFECTS OF EXCHANGE RATE CHANGES ON CASH                      661          485
                                                        ---------    ---------
NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                         (28,686)     277,097
                                                        ---------    ---------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD          152,011      136,795
                                                        ---------    ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD              $ 123,325    $ 413,892
                                                        =========    =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for:
 Interest (net of amount capitalized)                   $  14,451    $  19,955
 Income taxes (net of refunds)                          $  23,580    $  11,613
                                                        =========    =========

See accompanying notes to condensed consolidated financial statements.

                             J. RAY McDERMOTT, S.A.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1998

NOTE 1 - BASIS OF PRESENTATION

J. Ray McDermott, S.A. ("JRM") is a majority-owned subsidiary of McDermott International, Inc. ("MII").

The accompanying unaudited condensed consolidated financial statements are presented in U.S. Dollars and have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Such adjustments are of a normal, recurring nature except for the following:

  In the three and nine months ended December 31, 1998:

     . a $9,600,000 charge to restructure foreign joint ventures.

  In the nine months ended December 31, 1998:

     .   a gain on the dissolution of a joint venture of $37,390,000,
     .   a gain of $12,000,000 from the sale of assets of a joint venture, and
     . a gain on the settlement and curtailment of postretirement benefit plans of $3,624,000.

  In the three and nine months ended December 31, 1997:

     . a gain of $223,651,000 and a $61,637,000 distribution of earnings from the termination of the HeereMac joint venture, and
     . impairment losses of $275,112,000, including $262,901,000 of goodwill associated with the acquisition of Offshore Pipelines, Inc. ("OPI").

Operating results for the nine months ended December 31, 1998 are not necessarily indicative of the results that may be expected for the year ending March 31, 1999. Results for the three and nine months ended December 31, 1997 have been restated to reflect the acquisitions from MII during fiscal year 1998 of a controlling interest in Talleres Navales del Golfo, S.A. de C.V., a Mexican shipyard, a 100% interest in Menck GmbH, a manufacturer of marine hammers, and the remaining interest in McDermott Engineering Houston, LLC, an engineering joint venture. These acquisitions have been accounted for in a manner similar to a pooling of interests. For further information, refer to the consolidated financial statements and footnotes thereto included in JRM's annual report on Form 10-K for the fiscal year ended March 31, 1998.

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

NOTE 3 - ACCUMULATED OTHER COMPREHENSIVE LOSS
The components of accumulated other comprehensive loss included in stockholders' equity at December 31 and March 31, 1998 are as follows:

                                               December 31,    March 31,
                                                   1998           1998
                                               ------------    ---------
                                                (Unaudited)
                                                     (In thousands)

Currency Translation Adjustments               $ (9,937)       $ (20,962)
Net Unrealized Gain (Loss) on Investments         1,797             (315)
------------------------------------------------------------------------
                                               $ (8,140)       $ (21,277)
========================================================================

NOTE 4 - DISPOSITIONS

On April 3, 1998, JRM and ETPM S.A. terminated their worldwide McDermott-ETPM joint venture. Pursuant to the termination, JRM received cash of approximately $105,000,000, ETPM S.A.'s derrick/lay barge 1601 and ETPM S.A.'s interest in McDermott-ETPM East, Inc. and McDermott-ETPM Far East, Inc. ETPM S.A. received JRM's lay barge 200 and JRM's interest in McDermott Subsea Constructors Limited ("MSCL") and McDermott-ETPM West, Inc. The Condensed Consolidated Statement of Income includes revenues of $16,602,000 and $53,958,000 and operating income
(loss) of $(3,536,000) and $7,824,000 for the three and nine months, respectively, ended December 31, 1997, attributable to operations transferred to ETPM S.A. Management does not expect the termination of the McDermott-ETPM joint venture to have a material adverse effect on JRM's consolidated financial position or results of operations.

On May 7, 1998, JRM's subsidiary McDermott Marine Construction Limited ("MMCL") sold its European brownfield engineering operations and received net cash of approximately $2,210,000. JRM is also in the process of closing MMCL's European greenfield engineering operations. While JRM is withdrawing from traditional European engineering markets, it continues to pursue subsea engineering work in the North Sea. In the three and nine months ended December 31, 1998, these operations had revenues of $11,674,000 and $59,699,000, respectively, and operating income (loss) of $17,000 and $(2,159,000), respectively. In the three and nine months ended December 31, 1997, these operations had revenues of $58,458,000 and $246,857,000, respectively, and operating income of $8,285,000 and $13,359,000, respectively.

During the nine months ended December 31, 1998, JRM's Malaysian joint venture sold two combination pipelay and derrick barges. The joint venture, in which JRM holds a 49% interest, received approximately $47,000,000 in cash for the barges.

NOTE 5 - SETTLEMENT AND CURTAILMENT OF POSTRETIREMENT BENEFIT PLANS

Effective April 1, 1998, JRM terminated all postretirement health care benefits and substantially all postretirement life insurance benefits for employees. As a result of the termination, the total accumulated postretirement benefit obligation of JRM decreased $20,173,000. On the same date, the pension plan for the employees affected by the termination was amended to increase the benefits payable to the participants to offset partially the cost of postretirement health care and life insurance. As a result of the amendment to the plan, the total projected benefit obligation of JRM increased $16,549,000. The decrease in the accumulated postretirement benefit obligation was measured against the increase in the projected benefit obligation of the pension plan and the resulting gain of $3,624,000 was recognized in the nine months ended December 31, 1998.

NOTE 6  - INVESTIGATIONS AND LITIGATION

In March 1997, JRM and MII, with the help of outside counsel, began an investigation into allegations of wrongdoing by a limited number of former employees of JRM and MII and others. The allegations concerned the heavy-lift business of JRM's HeereMac joint venture ("HeereMac") with Heerema Offshore Construction Group, Inc. ("Heerema"). Upon becoming aware of these allegations, JRM and MII notified authorities, including the Antitrust Division of the U.S. Department of Justice and the European Commission. As a result of JRM's and MII's prompt disclosure of the allegations, both companies and their officers, directors and employees at the time of the disclosure were granted immunity from criminal prosecution by the Department of Justice for any anti-competitive acts involving worldwide heavy-lift activities.

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

JRM and MII have cooperated and are continuing to cooperate with the Department of Justice in its investigation. The Department of Justice also has requested additional information from the companies relating to possible anti-competitive activity in the marine construction business of McDermott-ETPM East, Inc., one of the operating companies within JRM's former McDermott-ETPM joint venture with ETPM S.A., a French company. In connection with the termination of the McDermott-ETPM joint venture on April 3, 1998, JRM assumed 100% ownership of McDermott-ETPM East, Inc., which has been renamed J. Ray McDermott Middle East, Inc.

JRM and MII are also cooperating with the Securities and Exchange Commission (the "SEC"), which also requested information and documents from the companies with respect to certain of the matters described above. JRM and MII are subject to a judicial order entered in 1976, with the consent of McDermott Incorporated (which at that time was the parent of the McDermott group of companies), pursuant to an SEC complaint (the "Consent Decree"). The Consent Decree prohibits the companies from making false entries in their books, maintaining secret or unrecorded funds or using corporate funds for unlawful purposes. Violations of the Consent Decree could result in substantial civil and/or criminal penalties to the companies.

In June 1998, Phillips Petroleum Company (individually and on behalf of certain co-venturers) and certain related entities (the "Phillips Plaintiffs") filed a lawsuit in the United States District Court for the Southern District of Texas against JRM, MII, McDermott Incorporated, McDermott-ETPM, Inc. and certain JRM subsidiaries, HeereMac, Heerema, certain Heerema affiliates, and others alleging that the defendants engaged in anti-competitive acts in violation of Sections 1 and 2 of the Sherman Act and Sections 15.05 (a) and (b) of the Texas Business and Commerce Code, engaged in fraudulent activity and tortiously interfered with the plaintiffs' businesses in connection with certain offshore transportation and installation projects in the Gulf of Mexico, North Sea and Far East (the "Phillips Litigation"). In December 1998, Den norske stats oljeselskap a.s., individually and on behalf of certain of its ventures and its participants, filed a similar lawsuit in the same court, which was consolidated with the Phillips Litigation. In addition to seeking injunctive relief, actual damages and attorneys' fees, the plaintiffs in the Phillips Litigation have requested punitive as well as treble damages. In January 1999, the court dismissed without prejudice, due to the court's lack of subject matter jurisdiction, the claims of the Phillips Plaintiffs relating to alleged injuries sustained on any foreign projects. This decision is subject to further judicial review.

In June 1998, Shell Offshore, Inc. and certain related entities also filed a lawsuit in the United States District Court for the Southern District of Texas against JRM, MII, HeereMac, Heerema and others alleging that the defendants engaged in anti-competitive acts in violation of Sections 1 and 2 of the Sherman Act (the "Shell Litigation"). Subsequent thereto, Amoco Production Company and BP Exploration & Oil, Inc.; Amerada Hess Corporation; Conoco Inc. and certain of its affiliates; Texaco Exploration and Production Inc. and certain of its affiliates; Elf Exploration UK PLC; Burlington Resources Offshore, Inc. and The Louisiana Land & Exploration Company; Marathon Oil Company and certain of its affiliates; VK-Main Pass Gathering Company, L.L.C., Green Canyon Pipeline Company, L.L.C. and Delos Gathering Company, L.L.C.; Chevron U.S.A. Inc. and Chevron Overseas Petroleum Inc.; and Shell U.K. Limited and certain of its affiliates intervened (acting for themselves and, if applicable, on behalf of their respective co-venturers and for whom they operate) as plaintiffs in the Shell Litigation. Also, in December 1998, Total Oil Marine p.l.c. and Norsk Hydro Produksjon a.s., individually and on behalf of their respective co-venturers, filed similar lawsuits in the same court, which lawsuits were consolidated with the Shell Litigation. In addition to seeking injunctive relief, actual damages and attorneys' fees, the plaintiffs in the Shell Litigation request treble damages.

It is not possible to predict the ultimate outcome of the Department of Justice investigation, the SEC inquiry, the companies' internal investigation, the above-referenced lawsuits, or the other actions that may be taken by others as a result of HeereMac's guilty plea or otherwise. However, these matters could result in civil and criminal liability and have a material adverse effect on JRM's consolidated financial position and results of operations.

Additionally, JRM is, from time to time, involved in routine litigation related to its business activity. It is management's opinion that none of this routine litigation will have a material adverse effect on JRM's consolidated financial position or results of operations.

NOTE 7 - SEGMENT REPORTING

JRM supplies worldwide services for the offshore oil and gas exploration and production and hydrocarbon processing industries. Principal activities include the design, engineering, fabrication and installation of offshore drilling and production platforms, specialized structures, modular facilities, marine pipelines and subsea production systems. JRM also provides diving services, procurement activities, and removal, salvage and refurbishment services for offshore fixed platforms. These activities are managed and results are evaluated primarily on a geographic area basis. Engineering Operations, which includes project management services and engineering services, is primarily managed and evaluated on a worldwide basis. Other is comprised of chartering activity as well as consolidating adjustments that pertain to operations but are excluded from management's evaluation of segment performance.

Intersegment sales are accounted for at prices that are generally established by reference to similar transactions with unaffiliated customers. Reportable segments are measured based on operating income exclusive of general corporate expenses. Other reconciling items before provision for income taxes are interest income, interest expense, and other-net. Segment assets of Europe and West Africa Operations decreased approximately $196,000,000 since March 31, 1998, primarily as a result of the dispositions of MSCL and MMCL described in
Note 4.

Segment Information for the Three and Nine Months Ended December 31, 1998 and 1997:

                                              THREE                     NINE
                                           MONTHS ENDED             MONTHS ENDED
                                        12/31/98   12/31/97    12/31/98      12/31/97
                                       ---------   --------    --------      --------
                                                        (Unaudited)
                                                       (In thousands)
REVENUES:
North American Operations              $127,935    $203,539    $  467,075    $  558,519
Middle East Operations                   53,844      84,972       187,367       266,964
Far East Operations                     130,164      73,417       300,326       238,356
Europe and West Africa Operations        12,398      78,602        69,883       310,990
Engineering Operations                   10,176      28,870        48,166       102,804
Other                                    (9,566)      7,207         5,832        21,928
Eliminations/(1)/                       (11,603)    (18,513)      (45,650)      (57,198)
---------------------------------------------------------------------------------------
 Total Revenues                        $313,348    $458,094    $1,032,999    $1,442,363
=======================================================================================
/(1)/ Segment revenues are net of the following intersegment transfers:

  North American Operations            $    930    $     89    $    1,981    $       89
  Middle East Operations                      -           -         1,048             -
  Far East Operations                         -           -           128             -
  Europe and West Africa Operations           -          23             -           215
  Engineering Operations                  6,366      13,551        30,600        44,683
  Other                                   4,307       4,850        11,893        12,211
---------------------------------------------------------------------------------------
  Total                                $ 11,603    $ 18,513    $   45,650    $   57,198
=======================================================================================

                                              THREE                     NINE
                                           MONTHS ENDED             MONTHS ENDED
                                        12/31/98   12/31/97    12/31/98      12/31/97
                                       ---------   --------    --------      --------
                                                        (Unaudited)
                                                       (In thousands)
OPERATING INCOME:

Segment Operating Income (Loss):
  North American Operations            $  7,674    $ 22,147    $   52,536    $   66,335
  Middle East Operations                  8,456       8,678        27,466        30,101
  Far East Operations                     9,395       1,128        51,055       (13,736)
  Europe and West Africa Operations        (752)      1,663          (923)        9,810
  Engineering Operations                  1,135       1,666           253         9,735
  Other                                  (3,976)     (6,448)      (16,188)       (4,774)
---------------------------------------------------------------------------------------
   Total Segment Operating Income      $ 21,932    $ 28,834    $  114,199    $   97,471
---------------------------------------------------------------------------------------
Gain (Loss) on Asset Disposals and Impairments - Net:
  North American Operations            $ (3,732)   $ (9,306)   $   (4,592)   $   (6,810)
  Middle East Operations                      6           5             6           141
  Far East Operations                         6           -            (8)          814
  Europe and West Africa Operations        (543)    219,605        35,592       220,486
  Engineering Operations                      1         (25)            1           (25)
  Other                                      33    (250,609)        7,850      (254,912)
---------------------------------------------------------------------------------------
   Total Gain (Loss) on Asset Disposals
     and Impairments - Net             $ (4,229)   $(40,330)   $   38,849    $  (40,306)
---------------------------------------------------------------------------------------

Income (Loss) from Investees:
  North American Operations            $ (3,651)   $    389    $   (4,358)   $     (503)
  Far East Operations                       310       1,378        10,968         2,961
  Europe and West Africa Operations       1,431      62,247         1,732        58,666
  Other                                    (488)        (76)       (1,007)          187
---------------------------------------------------------------------------------------
   Total Income (Loss) from Investees  $ (2,398)   $ 63,938    $    7,335    $   61,311
---------------------------------------------------------------------------------------

SEGMENT INCOME (LOSS):
  North American Operations            $    291    $ 13,230    $   43,586    $   59,022
  Middle East Operations                  8,462       8,683        27,472        30,242
  Far East Operations                     9,711       2,506        62,015        (9,961)
  Europe and West Africa Operations         136     283,515        36,401       288,962
  Engineering Operations                  1,136       1,641           254         9,710
  Other                                  (4,431)   (257,133)       (9,345)     (259,499)
---------------------------------------------------------------------------------------
   Total Segment Income                  15,305      52,442       160,383       118,476
---------------------------------------------------------------------------------------
General Corporate Expenses               (2,979)     (1,403)       (9,575)       (9,104)
---------------------------------------------------------------------------------------
   Total Operating Income              $ 12,326    $ 51,039    $  150,808    $  109,372
=======================================================================================

NOTE 8 - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                       THREE                            NINE
                                                   MONTHS ENDED                     MONTHS ENDED
                                             12/31/98         12/31/97        12/31/98          12/31/97
                                             --------         --------        --------          --------
                                                               (Unaudited)
                                                       (In thousands, except shares
                                                          and per share amounts)
Basic:

Net income                              $    32,009        $    51,114      $   163,323      $    78,118
Dividends on preferred stock                 (1,800)            (1,800)          (5,400)          (5,400)
--------------------------------------------------------------------------------------------------------
Net income for basic computation        $    30,209        $    49,314      $   157,923      $    72,718
========================================================================================================
Weighted average common shares           38,985,212         41,073,649       39,781,623       40,909,416
========================================================================================================
Basic earnings per common share         $      0.77        $      1.20      $      3.97      $      1.78
========================================================================================================

Diluted:

Net income                              $    32,009        $    51,114      $   163,323      $    78,118
Dividends on preferred stock                      -                  -                -                -
--------------------------------------------------------------------------------------------------------
Net income for diluted computation      $    32,009        $    51,114      $   163,323      $    78,118
========================================================================================================
Weighted average common shares (basic)   38,985,212         41,073,649       39,781,623       40,909,416

Effect of dilutive securities:
 Stock options and restricted stock         233,761            299,928          282,426          284,718

 Series A $2.25 Cumulative
  Convertible Preferred Stock             5,740,940          5,740,940        5,740,940        5,740,940
--------------------------------------------------------------------------------------------------------

Adjusted weighted average common
   shares and assumed conversions        44,959,913         47,114,517       45,804,989       46,935,074
========================================================================================================
Diluted earnings per common share       $      0.71        $      1.08      $      3.57      $      1.66
========================================================================================================

NOTE 9 - SUBSEQUENT EVENT

On February 4, 1999 JRM initiated an offer to purchase all of its outstanding 9.375% Senior Subordinated Notes due July 2006 at a purchase price of 113.046% of their principal amount, plus accrued and unpaid interest to, but not including, the payment date. The outstanding principal amount of the notes is $250,000,000. In connection with the offer, JRM is also soliciting consents to certain amendments to the indenture for the 9.375% Senior Subordinated Notes to amend or eliminate certain restrictive covenants. Holders who tender notes for purchase by JRM pursuant to the tender offer are required to consent to the amendments in order to have their notes accepted for purchase. The tender offer is conditioned on, among other things, at least a majority of the aggregate principal amount of the notes being validly tendered and not withdrawn prior to its expiration. The offer will expire on March 5, 1999, unless extended.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

J. Ray McDermott, S.A. ("JRM") is a majority-owned subsidiary of McDermott International, Inc. ("MII").

Revenues of JRM are largely a function of the level of oil and gas development activity in the world's major hydrocarbon producing regions. Consequently, revenues reflect the variability associated with the timing of significant development projects. As a result of continuing lower oil prices, JRM's customers have significantly reduced capital expenditures for exploration and production spending. As a result, JRM's backlog has declined by over $700,000,000 since the beginning of the fiscal year. At the current backlog level, management expects revenues to be as much as one-third lower in fiscal 2000 compared to the current fiscal year, and profitability to be lower because of the volume decline. Economic and political instability in Asia have also had an adverse effect on the timing of exploration and production spending.

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

Statements made herein which express a belief, expectation or intention, as well as those which are not historical fact, are forward looking. They involve a number of risks and uncertainties which may cause actual results to differ materially from such forward-looking statements. These risks and uncertainties include, but are not limited to: decisions about offshore developments to be made by oil and gas companies; the highly competitive nature of the marine construction services business; operating risks associated with the marine construction services business; economic and political instability in Indonesia and on the Indian subcontinent; the results of the ongoing investigation by JRM and MII and the U. S. Department of Justice into possible anti-competitive practices by JRM and MII; and the lawsuits disclosed in Item 3, Legal Proceedings.

RESULTS OF OPERATIONS THREE MONTHS ENDED DECEMBER 31, 1998 VS. THREE MONTHS ENDED DECEMBER 31, 1997

Revenues decreased $144,746,000 to $313,348,000, primarily due to lower volume in Europe as a result of the withdrawal from the traditional European engineering markets and from lower volume in all activities in North America, the Middle East and in worldwide engineering. These decreases were partially offset by higher volume in the Far East.

Segment operating income decreased $6,902,000 to $21,932,000, primarily due to lower volume in all activities in North America and in European engineering. There were also higher net operating expenses and a charge to restructure foreign joint ventures. These decreases were partially offset by higher volume in the Far East. In addition, the prior period included goodwill amortization of $5,439,000 associated with the acquisition of Offshore Pipelines, Inc. ("OPI").

Loss on asset disposals and impairments - net was $4,229,000 compared to $40,330,000 in the prior period. The loss in the current period was primarily due to impairment losses on fabrication facilities. The loss in the prior period was primarily due to the write-off of $262,901,000 of goodwill associated with the acquisition of OPI, partially offset by the $223,651,000 gain recognized from the termination of the HeereMac joint venture.

Income (loss) from investees decreased $66,336,000 from income of $63,938,000 to a loss of $2,398,000, primarily due to a $61,637,000 distribution of earnings related to the termination of the HeereMac joint venture in the prior period. There were also lower operating results from a joint venture in Mexico.

Interest income increased $4,678,000 to $11,639,000, primarily due to increases in investments in government obligations and other debt securities.

Other - net decreased $6,968,000 from income of $6,729,000 to expense of $689,000, primarily due to higher foreign currency transaction gains in the prior period.

The provision for income taxes decreased $22,380,000 from a provision of $6,214,000 to a benefit of $16,166,000, while income before provision for income taxes decreased $41,485,000 to $15,843,000. The change in the relationship of pretax income to the provision for income taxes was primarily the result of an increase in the proportion of income earned in non-taxable jurisdictions and favorable tax settlements totaling $21,367,000 of prior years' disputed items in foreign jurisdictions. JRM operates in many different tax jurisdictions. Within these jurisdictions, tax provisions vary because of nominal rates, allowability of deductions, credits and other benefits, and tax bases (for example, revenues versus income). These variances, along with variances in the mix of income within jurisdictions, are responsible for shifts in the effective tax rate.

RESULTS OF OPERATIONS - NINE MONTHS ENDED DECEMBER 31, 1998 VS. NINE MONTHS ENDED DECEMBER 31, 1997

Revenues decreased $409,364,000 to $1,032,999,000, primarily due to lower volume in Europe as a result of the withdrawal from the traditional European engineering markets and from lower volume in all activities in North America, the Middle East and in worldwide engineering. These decreases were partially offset by higher volume in virtually all activities in the Far East.

Segment operating income increased $16,728,000 to $114,199,000, primarily due to higher volume and margins in all activities and a favorable settlement of contract claims in the Far East. In addition, prior period results included amortization of OPI goodwill of $16,318,000. These increases were partially offset by lower volume in all activities in North America and in worldwide engineering and higher net operating expenses. In addition, there was a charge to restructure foreign joint ventures.

Gain (loss) on asset disposals and impairments-net was a gain of $38,849,000 compared to a loss of $40,306,000 in the prior period. The gain in the current period was primarily due to gains recognized from the termination of the McDermott-ETPM joint venture and the sale of three Gulf of Mexico vessels, partially offset by impairment losses on fabrication facilities. The loss in the prior period was primarily due to the write-off of $262,901,000 of goodwill associated with the acquisition of OPI, partially offset by the $223,651,000 gain recognized from the termination of the HeereMac joint venture.

Income from investees decreased $53,976,000 to $7,335,000, primarily due to a $61,637,000 distribution of earnings related to the termination of the HeereMac joint venture in the prior period. There were also lower operating results from Brown & Root McDermott Fabricators Limited. These decreases were partially offset by the gain on the sale of assets in a Malaysian joint venture and losses recorded by McDermott-ETPM West, Inc. in the prior period.

Interest income increased $18,082,000 to $34,631,000, primarily due to increases in investments in government obligations and other debt securities.

Interest expense decreased $3,708,000 to $20,287,000, primarily due to changes in debt obligations and interest rates prevailing thereon.

Other - net income increased $2,965,000 to $10,536,000, primarily due to a net gain on the settlement and curtailment of postretirement benefit plans (see Note 5 to the condensed consolidated financial statements) and minority shareholder participation in the increased losses of a consolidated foreign joint venture. These increases were partially offset by higher foreign currency transaction gains in the prior period.

The provision for income taxes decreased $19,014,000 to $12,365,000, while income before provision for income taxes increased $66,191,000 to $175,688,000. The change in the relationship of pretax income to the provision for income taxes was primarily the result of an increase in the proportion of income earned in non-taxable jurisdictions and favorable tax settlements totaling $21,367,000 of prior years' disputed items in foreign jurisdictions. JRM operates in many different tax jurisdictions. Within these jurisdictions, tax provisions vary because of nominal rates, allowability of deductions, credits and other benefits, and tax bases (for example, revenues versus income). These variances, along with variances in the mix of income within jurisdictions, are responsible for shifts in the effective tax rate.

Backlog                                 12/31/98       3/31/98
-------                                 --------       -------

                                             (In thousands)
North American Operations              $ 312,904    $  629,374
Middle East Operations                   103,096       181,127
Far East Operations                      109,153       367,454
Europe and West Africa Operations         22,614        86,611
Engineering Operations                    10,668        10,657
Other                                     (2,474)       (8,075)
--------------------------------------------------------------
 TOTAL BACKLOG                         $ 555,961    $1,267,148
==============================================================

In general, JRM's business is capital intensive and relies on large contracts for a substantial amount of its revenues.

JRM's backlog declined in all operating areas as a result of lower oil prices. In addition, backlog in Europe and West Africa declined as a result of the withdrawal from traditional European engineering markets. Finally, backlog decreased as a result of sluggish economic conditions in the Middle and Far East and the political instability in the Far East.

Liquidity and Capital Resources

During the nine months ended December 31, 1998, JRM's cash and cash equivalents decreased $28,686,000 to $123,325,000 and total debt decreased $26,394,000 to $250,700,000, primarily due to repayment of $6,551,000 in long-term debt, the settlement of a note payable of $14,565,000 pursuant to the termination of the McDermott-ETPM joint venture, and a decrease in short-term borrowings of $2,251,000. During this period, JRM provided cash of $148,318,000 from operating activities and received cash of $131,568,000 from asset disposals, including $95,546,000 from the termination of the McDermott-ETPM joint venture, and $1,317,000 from the issuance of stock upon exercise of stock options. JRM used cash of $201,461,000 for net purchases of investments, $30,510,000 for additions to property, plant and equipment, $58,272,000 for stock repurchases and $5,400,000 for dividends on preferred stock.

During the nine months ended December 31, 1998, JRM used cash of $8,984,000 to purchase from MII its equity investment in a Mexican joint venture. The excess of the purchase price over the net book value of the net assets acquired of $322,000 was included as a reduction of capital in excess of par value.

Expenditures for property, plant and equipment increased $8,506,000 to $30,510,000. The majority of these expenditures were to maintain, replace and upgrade existing facilities and equipment.

At December 31 and March 31, 1998, JRM had available various uncommitted short-term lines of credit from banks totaling $23,112,000 and $25,234,000, respectively. Borrowings against these lines of credit at March 31, 1998 were $2,251,000. There were no borrowings against these lines at December 31, 1998. At March 31, 1998, JRM and certain of its subsidiaries were parties to a revolving credit facility under which there were no borrowings. In June 1998, JRM and such subsidiaries entered into a new $200,000,000 three-year, unsecured credit agreement (the "JRM Credit Agreement") with a group of banks. Borrowings against the JRM Credit Agreement cannot exceed $50,000,000. The remaining $150,000,000 is reserved for the issuance of letters of credit. At December 31, 1998, there were no borrowings under the JRM Credit Agreement. Management does not anticipate JRM will need to borrow funds under the JRM Credit Agreement during fiscal year 1999.

JRM is restricted, as a result of covenants in its indenture relating to its $250,000,000 9.375% Senior Subordinated Notes due July 2006, from paying cash dividends on, or repurchasing or redeeming, its capital stock (including the shares of its Common Stock and Series A $2.25 Cumulative Preferred Stock held by
MII), or in transferring funds through unsecured loans to or investments in MII. At December 31, 1998, JRM could pay cash dividends on, or repurchase shares of, its capital stock (including shares held by MII) in the amount of $28,588,000, could pay up to an additional $9,600,000 of cash dividends on its Series A Preferred Stock held by MII and could make unsecured loans to or investments in MII of approximately $30,000,000. Additionally under such indenture, JRM is required to offer to purchase its outstanding 9.375% Senior Subordinated Notes at 100% of their principal amount, plus accrued and unpaid interest, to the extent that it has proceeds from certain asset sales and dispositions equal to or exceeding $25,000,000 that it has not used to permanently reduce certain senior or other indebtedness or reinvested in its business within a specified time period, generally 18 months, following each such asset sale or disposition. Currently, JRM has approximately $222,000,000 in proceeds from such asset sales and dispositions, which, if not used for repayment of debt or reinvested as described above, would be subject to this obligation commencing June 1999.

On February 4, 1999, JRM initiated an offer to purchase all of its outstanding 9.375% Senior Subordinated Notes at a purchase price of 113.046% of their principal amount ($1,130.46 per $1,000 principal amount), plus accrued and unpaid interest to, but not including, the payment date. The offer will expire on March 5, 1999, unless extended. In connection with the offer, JRM is also soliciting consents to certain amendments that would amend or eliminate certain restrictive covenants and other provisions contained in the indenture relating to the notes. Holders who tender notes for purchase by JRM pursuant to the offer are required to consent to the amendments in order to have their notes accepted for purchase. The tender offer is conditioned on, among other things, there being validly tendered and not withdrawn prior to its expiration at least a majority of the aggregate principal amount of the notes outstanding, with consents to the amendments. If this condition is met and the offer is consummated, the covenants described in the preceding paragraph that restrict JRM's ability to pay dividends, repurchase or redeem its capital stock, or to transfer funds through unsecured loans to or investments in MII will be eliminated.

JRM maintains an investment portfolio of government obligations and other investments. The fair value of long-term investments in debt securities at December 31, 1998 was $752,059,000. Management anticipates using a portion of this portfolio to fund the offer described above.

Working capital decreased $30,753,000 from $7,173,000 at March 31, 1998 to a deficit of $23,580,000 at December 31, 1998. During the remainder of fiscal year 1999, JRM expects to obtain funds to meet capital expenditure, working capital and debt maturity requirements from operating activities and cash and cash equivalents. Leasing agreements for equipment, which are short-term in nature, are not expected to impact JRM's liquidity or capital resources.

During fiscal year 1998, JRM's Board of Directors approved the repurchase of up to three million shares of its common stock from time to time on the open market or through negotiated transactions, depending on the availability of cash and market conditions. Share repurchases by

JRM are also dependent on its ability to satisfy its debt covenants. During the three months ended December 31, 1998, JRM purchased 100,000 shares of its common stock. During the nine months ended December 31, 1998, JRM repurchased 1,837,700 shares of its common stock at an average share price of $31.67. At December 31, 1998, JRM had repurchased 2,200,200 of the three million shares of its common stock authorized to be repurchased.

At December 31, 1998 JRM has provided a valuation allowance for deferred tax assets of $17,196,000 which cannot be realized through carrybacks and future reversals of existing taxable temporary differences. Management believes the remaining deferred tax assets are realizable through carrybacks and future reversals of existing taxable temporary differences. An uncertainty that affects the ultimate realization of deferred tax assets is the risk of incurring losses in the future. This factor has been considered in determining the valuation allowance. Management will continue to assess the adequacy of the valuation allowance on a quarterly basis.

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

At December 31, 1998, the inventory, prioritization and assessment of the IT Systems and Facilities were complete. The implementation is in progress with approximately 85% of the work completed. The inventory of internal Embedded Systems is nearing completion and the testing and replacement of components is in progress. The Customer Products phase of the project achieved significant progress during the quarter and is currently 90% complete and on schedule. The tasks of inventory, prioritization and assessment of Critical Suppliers are complete at most company locations. Alternative sourcing and contingency plans are under development. Through this process, business units will mitigate the risk of material impact to continuing operations from potential supplier failure.

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

As an alternative to the remediation of the legacy payroll systems, MII has elected to outsource its payroll function. JRM's payroll is included in the scope of the project as a corporate service from MII. The transition to the payroll service provider will be completed by September 30, 1999.

JRM does not expect that the cost associated with the modifications to critical systems and other compliance activities will have a material impact on its consolidated financial condition, cash flows or results of operations. The cost of the Year 2000 Project is estimated at $6,000,000 and is being funded through operating cash flows. The cost incurred to date is approximately $3,000,000.

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

Contingency plans are being defined and, in some cases, already initiated where there is high risk associated with the implementation of the primary compliance strategy. Examples of contingency projects are: (i) remediation of legacy systems concurrent with the implementation of third-party replacement software where there is little margin for delay in the vendor's delivery of the software; and (ii) outsourcing of certain functions where the remediation of a major legacy system has subsequently evolved to be a high-risk project. Contingency plans are being developed consistent with the priorities and requirements of each business unit and will be continually refined as additional information becomes available.

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

                                    PART II
                            J. RAY McDERMOTT, S.A.

                               OTHER INFORMATION

Item 3.  LEGAL PROCEEDINGS

In March 1997, JRM and MII, with the help of outside counsel, began an investigation into allegations of wrongdoing by a limited number of former employees of JRM and MII and others. The allegations concerned the heavy-lift business of JRM's HeereMac joint venture ("HeereMac") with Heerema Offshore Construction Group, Inc. ("Heerema"). Upon becoming aware of these allegations, JRM and MII notified authorities, including the Antitrust Division of the U.S. Department of Justice and the European Commission. As a result of JRM's and MII's prompt disclosure of the allegations, both companies and their officers, directors and employees at the time of the disclosure were granted immunity from criminal prosecution by the Department of Justice for any anti-competitive acts involving worldwide heavy-lift activities.

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

JRM and MII have cooperated and are continuing to cooperate with the Department of Justice in its investigation. The Department of Justice also has requested additional information from the companies relating to possible anti-competitive activity in the marine construction business of McDermott-ETPM East, Inc., one of the operating companies within JRM's former McDermott-ETPM joint venture with ETPM S.A., a French company. In connection with the termination of the McDermott-ETPM joint venture on April 3, 1998, JRM assumed 100% ownership of McDermott-ETPM East, Inc., which has been renamed J. Ray McDermott Middle East, Inc.

JRM and MII are also cooperating with the Securities and Exchange Commission (the "SEC"), which also requested information and documents from the companies with respect to certain of the matters described above. JRM and MII are subject to a judicial order entered in 1976, with the consent of McDermott Incorporated (which at that time was the parent of the McDermott group of companies), pursuant to an SEC complaint (the "Consent Decree"). The Consent Decree prohibits the companies from making false entries in their books, maintaining secret or unrecorded funds or using corporate funds for unlawful purposes. Violations of the Consent Decree could result in substantial civil and/or criminal penalties to the companies.

In June 1998, Phillips Petroleum Company (individually and on behalf of certain co-venturers) and certain related entities (the "Phillips Plaintiffs") filed a lawsuit in the United States District Court for the Southern District of Texas against JRM, MII, McDermott Incorporated, McDermott-ETPM, Inc. and certain JRM subsidiaries, HeereMac, Heerema, certain Heerema affiliates, and others alleging that the defendants engaged in anti-competitive acts in violation of Sections 1 and 2 of the Sherman Act and Sections 15.05 (a) and (b) of the Texas Business and Commerce Code, engaged in fraudulent activity and tortiously interfered with the plaintiffs' businesses in connection with certain offshore transportation and installation projects in the Gulf of Mexico, North Sea and Far East (the "Phillips Litigation"). In December 1998, Den norske stats oljeselskap a.s., individually and on behalf of certain of its ventures and its participants, filed a similar lawsuit in the same court, which was consolidated with the Phillips Litigation. In addition to seeking injunctive relief, actual damages and attorneys' fees, the plaintiffs in the Phillips Litigation have requested punitive as well as treble damages. In January 1999, the court dismissed without prejudice, due to the court's lack of subject matter jurisdiction, the claims of the Phillips Plaintiffs relating to alleged injuries sustained on any foreign projects. This decision is subject to further judicial review.

In June 1998, Shell Offshore, Inc. and certain related entities also filed a lawsuit in the United States District Court for the Southern District of Texas against JRM, MII, HeereMac, Heerema and others alleging that the defendants engaged in anti-competitive acts in violation of Sections 1 and 2 of the Sherman Act (the "Shell Litigation"). Subsequent thereto, Amoco Production Company and BP Exploration & Oil, Inc.; Amerada Hess Corporation; Conoco Inc. and certain of its affiliates; Texaco Exploration and Production Inc. and certain of its affiliates; Elf Exploration UK PLC; Burlington Resources Offshore, Inc. and The Louisiana Land & Exploration Company; Marathon Oil Company and certain of its affiliates; VK-Main Pass Gathering Company, L.L.C., Green Canyon Pipeline Company, L.L.C. and Delos Gathering Company, L.L.C.; Chevron U.S.A. Inc. and Chevron Overseas Petroleum Inc.; and Shell U.K. Limited and certain of its affiliates intervened (acting for themselves and, if applicable, on behalf of their respective co-venturers and for whom they operate) as plaintiffs in the Shell Litigation. Also, in December 1998, Total Oil Marine p.l.c. and Norsk Hydro Produksjon a.s., individually and on behalf of their respective co-venturers, filed similar lawsuits in the same court, which lawsuits were consolidated with the Shell Litigation. In addition to seeking injunctive relief, actual damages and attorneys' fees, the plaintiffs in the Shell Litigation request treble damages.

It is not possible to predict the ultimate outcome of the Department of Justice investigation, the SEC inquiry, the companies' internal investigation, the above-referenced lawsuits, or the other actions that may be taken by others as a result of HeereMac's guilty plea or otherwise. However, these matters could result in civil and criminal liability and have a material adverse effect on JRM's consolidated financial position and results of operations.

Additionally, JRM is, from time to time, involved in routine litigation related to its business activity. It is management's opinion that none of this routine litigation will have a material adverse effect on JRM's consolidated financial position or results of operations.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibit 27.1 - Financial Data Schedule (Nine months ending 12/31/98)

     Exhibit 27.2 - Financial Data Schedule (Restated nine months ending
                    12/31/97)

(b)  Reports on Form 8-K

     There were no reports on Form 8-K filed by J. Ray McDermott, S.A. during the three months ended December 31, 1998.

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

February 8, 1998

                                 EXHIBIT INDEX


Exhibit     Description
-------     -----------

27.1        Financial Data Schedule (Nine months ending 12/31/98)
27.2        Financial Data Schedule (Restated nine months ending 12/31/97)