Form 10-K
period 1999-03-31
MCDERMOTT J RAY SA
filed 1999-06-10
CIK 934590

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                               F O R M  1 0 - K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
                   For the fiscal year ended March 31, 1999
                                      OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              YES  [X]  NO  [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

The aggregate market value of the Company's Common Stock held by non-affiliates of the registrant was $450,955,103 as of April 29, 1999.

The number of shares outstanding of the Company's Common Stock at April 29, 1999 was 39,060,814.
                      DOCUMENTS INCORPORATED BY REFERENCE
                                     None

                            J. RAY McDERMOTT, S.A.

                               INDEX - FORM 10-K

                                    PART 1
                                                                        PAGE
Items 1. & 2.  BUSINESS AND PROPERTIES
A.       General                                                          1

B.       Description of Operations

            General                                                       2
            Foreign Operations                                            4
            Raw Materials                                                 4
            Customers and Competition                                     4
            Backlog                                                       4
            Factors Affecting Demand                                      5

C.       Patents and Licenses                                             5

D.       Insurance                                                        5

E.       Employees                                                        6

F.       Environmental Regulations and Matters                            6

G.       Transactions with Related Parties                                6

Item 3.  LEGAL PROCEEDINGS                                                6

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS              8

                                    PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK
           AND RELATED STOCKHOLDER MATTERS                                9

Item 6.  SELECTED FINANCIAL DATA                                         10

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

         General                                                         12
         Fiscal Year 1999 vs Fiscal Year 1998                            12
         Fiscal Year 1998 vs Fiscal Year 1997                            13
         Effects of Inflation and Changing Prices                        14
         Liquidity and Capital Resources                                 15
         Impact of the Year 2000                                         17
         New Accounting Standards                                        19

                               INDEX - FORM 10-K
                                                                            PAGE
Item 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES
               ABOUT MARKET RISK                                             20

Item 8.      CONSOLIDATED FINANCIAL STATEMENTS AND
               SUPPLEMENTARY DATA

             Company Report on Consolidated Financial Statements             21
             Report of PricewaterhouseCoopers LLP                            22
             Report of Ernst & Young LLP                                     23
             Consolidated Balance Sheet - March 31, 1999 and 1998            24
             Consolidated Statement of Income (Loss) for the
               Three Fiscal Years ended March 31, 1999                       26
             Consolidated Statement of Comprehensive Income (Loss) for the
               Three Fiscal Years ended March 31, 1999                       27
             Consolidated Statement of Stockholders' Equity for the
               Three Fiscal Years ended March 31, 1999                       28
             Consolidated Statement of Cash Flows for the
               Three Fiscal Years ended March 31, 1999                       30
             Notes to Consolidated Financial Statements                      32

Item 9.      CHANGES IN AND DISAGREEMENTS WITH AUDITORS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE                           61

                                   PART III

Item 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT              62

Item 11.     EXECUTIVE COMPENSATION                                          65

Item 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT                                                    78

Item 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                  80

                                    PART IV

Item 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES
               AND REPORTS ON FORM 8-K                                       81

Signatures                                                                   84
Exhibit 21 - SIGNIFICANT SUBSIDIARIES OF THE REGISTRANT                      87

Exhibit 23.1 - CONSENT OF PRICEWATERHOUSECOOPERS LLP                         88

Exhibit 23.2  CONSENT OF ERNST & YOUNG LLP                                   89

Exhibit 27 - FINANCIAL DATA SCHEDULE                                         90

                                  P A R T  I



Items 1. and 2.  BUSINESS AND PROPERTIES


A.  GENERAL

On January 31, 1995, McDermott International, Inc. ("MII") contributed substantially all of its marine construction services business to J. Ray McDermott, S.A. ("JRM"), a new company incorporated under the laws of the Republic of Panama in 1994. Also, on January 31, 1995, JRM acquired Offshore Pipelines, Inc. ("OPI") in a merger transaction. Prior to the merger with OPI, JRM was a wholly-owned subsidiary of MII. As a result of the merger, JRM became a majority-owned subsidiary of MII. JRM's Common Stock and 9.375% Senior Subordinated Notes due July 2006 are publicly traded.

MII received as consideration for its contribution to JRM: 3,200,000 shares of JRM Series A $2.25 Cumulative Convertible Preferred Stock; $231,000,000 of 9% Senior Subordinated Notes due 2001; 24,668,297 shares of JRM Common Stock; and other consideration. In exchange for all of the outstanding common stock, common stock options and preferred stock of OPI, OPI investors received:
13,867,946 shares of JRM Common Stock; options to acquire 897,818 shares of JRM Common Stock; and 458,632 shares of JRM Series B $2.25 Cumulative Convertible Exchangeable Preferred Stock. During fiscal year 1996, JRM investors converted 458,382 shares of Series B Preferred Stock into 1,065,193 shares of Common Stock and JRM redeemed the remaining 250 shares of Series B Preferred Stock for cash. During fiscal year 1997, JRM paid in full the 9% Senior Subordinated Notes due 2001 held by MII plus accrued interest using proceeds of a debt offering of $250,000,000 in principal amount of 9.375% Senior Subordinated Notes due July 2006. During fiscal year 1999, JRM purchased for cash $248,575,000 in principal amount of the outstanding 9.375% Senior Subordinated Notes.

On May 7, 1999, MII and JRM jointly announced that they executed a definitive merger agreement pursuant to which MII will acquire all shares of JRM not already owned by MII for $35.62 per share in cash. Pursuant to the merger agreement, on May 13, 1999, MII initiated a tender offer for all shares of JRM Common Stock at $35.62 per share in cash. The tender offer will expire on June 10, 1999, unless extended. Any shares not purchased in the tender offer will be acquired for the same price in cash in a second-step merger. The tender offer is subject to the condition that a majority of the publicly held shares are validly tendered pursuant to the tender offer, as well as other customary conditions. JRM currently has approximately 39,060,000 shares of Common Stock outstanding. MII owns 24,668,297 shares, or approximately 63% of the outstanding shares, and approximately 14,400,000 are publicly held.

Items 1. and 2., Business and Properties, describe the business of JRM as currently conducted after the merger with OPI.

Hereinafter, unless the context requires otherwise, the following terms shall mean:

        . JRM for J. Ray McDermott, S.A. and its consolidated subsidiaries,
        . MII for McDermott International, Inc., a Panama corporation that is the parent company of the McDermott group of companies and the majority owner of JRM, and
        . McDermott for MII and its consolidated subsidiaries.

JRM, together with its subsidiaries and joint ventures, supplies worldwide services for the offshore oil and gas exploration and production and hydrocarbon processing industries. It also provides these services to other marine construction companies. Principal activities include the design, engineering, fabrication and installation of offshore drilling and production platforms and other specialized structures, modular facilities, marine pipelines and subsea production systems.

JRM has a continuing program of reviewing joint venture, acquisition and disposition opportunities.

B.  DESCRIPTION OF OPERATIONS

General

JRM's services include the basic and detailed design, engineering, fabrication and installation of offshore drilling and production platforms and other specialized structures, modular facilities, marine pipelines and subsea production systems. JRM also provides comprehensive project management services, feasibility studies, procurement activities and removal, salvage and refurbishment services for offshore fixed platforms. As a strategic operating decision, JRM has transitioned away from installation, particularly heavy lift technology, into deepwater subsea technology. JRM operates throughout the world in all major offshore oil and gas producing regions, including the Gulf of Mexico, the North Sea, West Africa, South America, the Middle East, India and the Far East.

JRM also participates in joint ventures. The joint ventures are accounted for using either the equity or the cost method. JRM's joint ventures are largely financed through their own resources, including, in some cases, stand-alone borrowing arrangements. JRM's two most significant joint venture investments were in the HeereMac joint venture and the McDermott-ETPM joint venture. JRM has terminated its interests in both of these joint ventures.

The HeereMac joint venture was formed in January 1989 and utilized the specialized, heavy-lift marine construction vessels which were previously owned by the two parties. Each party had a 50% interest in the joint venture, and Heerema had responsibility for its day-to-day operations. On December 19, 1997, JRM and Heerema Offshore Construction Group, Inc. ("Heerema") terminated the HeereMac joint venture. Heerema acquired and assumed JRM's 50% interest in the joint venture in exchange for cash of $318,500,000 and title to several pieces of equipment. The equipment transferred to JRM included two launch barges and the derrick barge 101, a 3,500-ton lift capacity, semi-submersible derrick barge. The HeereMac joint venture was accounted for using the equity method until March 31, 1997 and the cost method thereafter.

JRM formed its initial joint venture with ETPM S.A., McDermott-ETPM, in April 1989 to provide general marine construction services to the petroleum industry in West Africa, South America, the Middle East and India and to provide offshore pipelaying services in the North Sea. In March 1995, JRM and ETPM S.A. expanded their joint venture's operations to include the Far East and began jointly pursuing subsea contracting work on a worldwide basis. Most of the operating companies in the McDermott-ETPM joint venture were majority-owned and controlled by JRM and were consolidated for financial reporting purposes. However, the operations of McDermott-ETPM West, Inc., which conducts operations in the North Sea, South America and West Africa, were managed and controlled by ETPM S.A. McDermott-ETPM West, Inc. was accounted for using the equity method. On April 3, 1998, JRM and ETPM S.A. terminated the McDermott-ETPM joint venture. Pursuant to the termination, JRM received net cash of approximately $105,000,000 and the derrick/lay barge 1601 and assumed 100% ownership of McDermott-ETPM East, Inc. and McDermott-ETPM Far East, Inc. ETPM S.A. received the lay barge 200 and took ownership of McDermott Subsea Constructors Limited ("MSCL") and McDermott-ETPM West, Inc.

JRM participates in other joint ventures involving operations in foreign countries that require majority-ownership by local interests. Through a subsidiary, JRM also participates in an equally owned joint venture with the Brown & Root Energy Services unit of Halliburton Company ("Brown & Root"), that was formed in February 1995 to combine the operations of JRM's Inverness and Brown & Root's Nigg fabrication facilities in Scotland.

In May 1998, JRM sold its Aberdeen based engineering business of McDermott Engineering (Europe) Limited and announced its intention to withdraw from traditional European engineering markets. See Note 16 to the consolidated financial statements regarding these events. JRM retains a presence in the European markets via Mentor Subsea Technology Services, Ltd. to focus on subsea opportunities. During fiscal year 1999, JRM announced its intention to withdraw from substantially all third-party engineering activities.

At March 31, 1999, JRM owned or operated 5 fabrication facilities throughout the world. JRM's principal domestic fabrication yard and offshore base is located on 1,114 acres of land, under lease, near Morgan City, Louisiana. JRM also owns or operates fabrication facilities in the following locations: near Corpus Christi, Texas; near Inverness, Scotland; in Indonesia on Batam Island; and in Jebel Ali, U.A.E. JRM also owns and operates a ship repair yard in Veracruz, Mexico.

JRM's fabrication facilities are equipped with a wide variety of heavy-duty construction and fabrication equipment, including cranes, welding equipment, machine tools and robotic and other automated equipment, most of which is movable. JRM can fabricate a full range of offshore structures, from conventional jacket-type fixed platforms to deepwater platform configurations employing compliant-tower, tension leg, floating production platform and spar technology. JRM also fabricates platform deck structures and modular components, including complete production processing systems, hydrocarbon separation and treatment systems, pressure and flow control systems and personnel quarters.

At March 31, 1999, expiration dates, including renewal options, of leases covering land for JRM's fabrication yards were as follows:

        Morgan City, Louisiana                  Years 2000-2033
        Jebel Ali, U.A.E.                       Year 2005
        Batam Island, Indonesia                 Year 2008

JRM owns or, through its ownership interests in joint ventures, has interests in one of the largest fleets of marine equipment used in major offshore construction. The nucleus of a "construction spread" is a large derrick barge, pipelaying barge or combination derrick-pipelaying barge capable of offshore operations for an extended period of time in remote locations. At March 31, 1999, JRM owned or, through ownership interests in joint ventures, had interests in 5 derrick vessels, 2 pipelaying vessels and 8 combination derrick-pipelaying vessels. The lifting capacities of the derrick and combination derrick-pipelaying vessels range from 800 to 5,000 tons. These vessels range in length from 400 to 698 feet and are fully equipped with stiff leg or revolving cranes, auxiliary cranes, welding equipment, pile-driving hammers, anchor winches and a variety of additional gear. The largest vessel is the semi-submersible derrick barge 101.

To support the operations of these major marine construction vessels, JRM and its joint ventures also own or lease a substantial number of other vessels, such as tugboats, utility boats, launch barges and cargo barges.

For segment information for the three fiscal years ended March 31, 1999, see
Note 16 to the consolidated financial statements.

Foreign Operations

JRM's revenues and segment income derived from operations located outside of the United States, and the approximate percentages to JRM's total revenues and total segment income, respectively, follow:


                                    REVENUES           SEGMENT INCOME
        FISCAL YEAR            AMOUNT      PERCENT   AMOUNT      PERCENT
                                        (Dollars in thousands)
            1999            $  731,081        57%   $129,440        83%
            1998             1,122,084        60%    317,482       231%
            1997               852,062        60%     14,525        45%

Raw Materials

JRM uses raw materials such as carbon and alloy steel in various forms, welding gases, concrete, fuel oil and gasoline that are available from many sources. JRM is not dependent upon any single supplier or source. Although shortages of certain of these raw materials and fuels have existed from time to time, no serious shortage exists at the present time.

Customers and Competition

JRM's principal customers are oil and gas companies, including foreign government-owned companies. Customers generally contract with JRM for the design, engineering, fabrication and installation of offshore drilling and production platforms and other specialized structures, modular facilities, marine pipelines and subsea production systems. Contracts are usually awarded on a competitive bid basis. A number of companies compete effectively with JRM and its joint ventures in each of the separate marine construction phases in various parts of the world. Examples are Aker Gulf Marine, Gulf Island Fabrication, Inc., Hyundai Heavy Industries, Global Industries Ltd., Saipem S.p.A., Heerema Offshore Construction Group, Inc. and other companies.

Backlog

At March 31, 1999 and 1998, JRM's backlog amounted to $407,223,000 and $1,267,148,000, respectively. Backlog declined in all operating areas as a result of lower oil prices. In addition, backlog declined because of the withdrawal from traditional engineering markets. Finally, backlog decreased as a result of sluggish economic conditions in the Middle and Far East and the political instability in the Far East. Of the March 31, 1999 backlog, management expects that approximately $387,494,000 will be recognized in revenues in fiscal year 2000 and $19,729,000 in fiscal year 2001.

JRM has been awarded a contract valued at $20,500,000 from Larsen & Toubro Limited for the ONGC Pipelines and Platform Modification Project. Under this contract, JRM is responsible for transportation of coated pipelines and offshore installation of 12 pipelines, 17 risers, 3 subsea tie-ins, and 19 crossings.
JRM is also responsible for freespan rectification and de-watering and commissioning of one pipeline with platform gas.

Subsequent to March 31, 1999, JRM was awarded a contract for $335,000,000 from Conoco Indonesia Inc. and other West Natuna Sea operators to construct a subsea natural gas pipeline from Indonesia's West Natuna Sea gas fields to Singapore. This award was not included in backlog at March 31, 1999.

Work has historically been performed on a fixed-price, cost-plus or day-rate basis or a combination thereof. More recently, certain "partnering-type" contracts have introduced a risk and reward element wherein a portion of total compensation is tied to the overall performance of the alliance partners. JRM attempts to cover increased costs of anticipated changes in labor, material and service costs of long-term contracts either through an estimate of such changes, which is reflected in the original price, or through price escalation clauses. Most long-term contracts have provisions for progress payments.

Factors Affecting Demand

The activity of JRM depends mainly on the capital expenditures of oil and gas companies and foreign governments for developmental construction. Several factors influence these expenditures:

        . oil and gas prices along with the cost of production and delivery, . the terms and conditions of offshore leases, . the discovery rates of new reserves offshore, . the ability of the oil and gas industry to raise capital, and . local and international political and economic conditions.

In some Far East countries, internal consumption of oil and gas products has decreased due to their current economic crises.

Oil and gas company capital exploration and production budgets for calendar year 1999 have been significantly reduced because of falling oil and gas prices. These budgets are now set and, therefore, unaffected by the partial recovery in prices resulting from the recent OPEC production agreements. Economic and political conditions in Asia have had an adverse effect on exploration and production spending.

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

D.  INSURANCE

JRM maintains liability and property insurance against such risks and in such amounts as it considers adequate. However, certain risks are either not insurable or insurance is available only at rates which JRM considers uneconomical. These risks include war and confiscation of property in certain areas of the world and pollution liability in excess of relatively low limits. Depending on competitive conditions and other factors, JRM endeavors to obtain contractual protection against uninsured risks from its customers. However, there is no assurance that insurance or contractual indemnity protection, when obtained, will be sufficient or effective under all circumstances or against all hazards to which JRM may be subject.

JRM's offshore construction business is subject to the usual risks of operations at sea. JRM has additional exposure because it uses expensive construction equipment, sometimes under extreme weather conditions, often in remote areas of the world. In many cases, JRM also operates on or in proximity to existing offshore facilities. These facilities are subject to damage which could result in the escape of oil and gas into the sea.

E.  EMPLOYEES

At March 31, 1999, JRM employed, under its direct supervision, approximately 7,100 persons compared with 11,700 at March 31, 1998. Approximately 600 employees were members of labor unions at March 31, 1999 compared with 700 at March 31, 1998. JRM considers its relationship with its employees to be satisfactory.

F.  ENVIRONMENTAL REGULATIONS AND MATTERS

JRM is subject to the existing and evolving standards relating to the environment. These standards include the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, and the Comprehensive Environmental Response, Compensation, and Liability Act of 1980. They also include any similar laws that provide for responses to and liability for releases of hazardous substances into the environment, and other federal laws, each as amended. These standards also include similar foreign, state or local counterparts to these federal laws, which regulate air emissions, water discharges, hazardous substances and wastes and require public disclosure related to the use of various hazardous substances. JRM is also subject to laws and regulations relating to workplace safety and worker health, primarily the Occupational Safety and Health Act and regulations promulgated thereunder. JRM believes that its facilities are in substantial compliance with current regulatory standards.

JRM's compliance with U.S. federal, state and local environmental control and protection regulations did not necessitate any capital expenditures in fiscal year 1999, and management expects such capital expenditures will not be material
for the foreseeable future.   Management cannot predict all of the environmental
requirements or circumstances that will exist in the future, but anticipates that environmental control and protection standards will become increasingly stringent and costly. Complying with existing environmental regulations resulted in pretax charges of approximately $1,314,000 in fiscal year 1999.

Compliance with existing government regulations controlling the discharge of materials into the environment, or otherwise relating to the protection of the environment, does not have, nor does management expect it to have, a material adverse effect upon JRM's consolidated financial position or results of operations.

G.   TRANSACTIONS WITH RELATED PARTIES

JRM has material transactions occurring during the normal course of operations with MII and other affiliated companies. JRM has also entered into various agreements with MII and its subsidiaries. (See Note 5 to the consolidated financial statements.)

JRM's employee liability, comprehensive, general liability, property, marine and other insurance programs are placed through commercial insurance carriers. However, wholly-owned insurance subsidiaries of MII reinsure substantially all of JRM's employee liability exposure and insure significant deductibles under JRM's other insurance. The premiums charged by the insurance companies of MII are based upon the claims experience and forecasted activities of JRM and its subsidiaries. Management believes this approach is more cost effective as there is generally no commercial market for insurance on the same economic terms for these types of exposure.

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

In June 1998, Phillips Petroleum Company (individually and on behalf of certain co-venturers) and certain related entities (the "Phillips Plaintiffs") filed a lawsuit in the United States District Court for the Southern District of Texas against JRM, MII, McDermott Incorporated, McDermott-ETPM, Inc., certain JRM subsidiaries, HeereMac, Heerema, certain Heerema affiliates, and others alleging that the defendants engaged in anti-competitive acts in violation of Sections 1 and 2 of the Sherman Act and Sections 15.05 (a) and (b) of the Texas Business and Commerce Code, engaged in fraudulent activity and tortiously interfered with the plaintiffs' businesses in connection with certain offshore transportation and installation projects in the Gulf of Mexico, North Sea and Far East (the "Phillips Litigation"). In December 1998, Den norske stats oljeselskap a.s., individually and on behalf of certain of its ventures and its participants, filed a similar lawsuit in the same court. In addition to seeking injunctive relief, actual damages and attorneys' fees, the plaintiffs in the Phillips Litigation have requested punitive as well as treble damages. In January 1999, the court dismissed without prejudice, due to the court's lack of subject matter jurisdiction, the claims of the Phillips Plaintiffs relating to alleged injuries sustained on any foreign projects.

In June 1998, Shell Offshore, Inc. and certain related entities also filed a lawsuit in the United States District Court for the Southern District of Texas against JRM, MII, McDermott Incorporated, McDermott-ETPM Inc., certain JRM subsidiaries, HeereMac, Heerema and others alleging that the defendants engaged in anti-competitive acts in violation of Sections 1 and 2 of the Sherman Act (the "Shell Litigation"). Subsequent thereto, Amoco Production Company and BP Exploration & Oil, Inc.; Amerada Hess Corporation; Conoco Inc. and certain of its affiliates; Texaco Exploration and Production Inc. and certain of its affiliates; Elf Exploration UK PLC and Elf Norge a.s.; Burlington Resources Offshore, Inc. and The Louisiana Land & Exploration Company; Marathon Oil Company and certain of its affiliates; VK-Main Pass Gathering Company, L.L.C., Green Canyon Pipeline Company, L.L.C. and Delos Gathering Company, L.L.C.; Chevron U.S.A. Inc. and Chevron Overseas Petroleum Inc.; Shell U.K. Limited and certain of its affiliates; Woodside Energy, Ltd.; and Saga Petroleum, S.A. intervened (acting for themselves and, if applicable, on behalf of their respective co-venturers and for whom they operate) as plaintiffs in the Shell Litigation. Also, in December 1998, Total Oil Marine p.l.c. and Norsk Hydro Produksjon a.s., individually and on behalf of their respective co-venturers, filed similar lawsuits in the same court, which lawsuits were consolidated with the Shell

Litigation. In addition to seeking injunctive relief, actual damages and attorneys' fees, the plaintiffs in the Shell Litigation request treble damages.

JRM and MII are also cooperating with a Securities and Exchange Commission (the "SEC") investigation into whether the companies may have violated U.S. securities laws in connection with, but not limited to, the matters described above. JRM and MII are subject to a judicial order entered in 1976, with the consent of McDermott Incorporated (which at that time was the parent of the McDermott group of companies), pursuant to an SEC complaint (the "Consent Decree"). The Consent Decree prohibits the companies from making false entries in their books, maintaining secret or unrecorded funds or using corporate funds for unlawful purposes. Violations of the Consent Decree could result in substantial civil and/or criminal penalties to the companies.

As a result of the initial allegations of wrongdoing in March 1997, both JRM and MII formed and continue to maintain special committees of their Board of Directors to monitor and oversee the companies' investigation into all of these matters.

It is not possible to predict the ultimate outcome of the Department of Justice investigation, the SEC investigation, the companies' internal investigation, the above-referenced lawsuits, or any actions that may be taken by others as a result of HeereMac's guilty plea or otherwise. However, these matters could result in civil and criminal liability and have a material adverse effect on JRM's consolidated financial position and results of operations.

Two purported class actions have been filed in the Civil District Court for the Parish of Orleans, State of Louisiana, by alleged public shareholders of JRM, challenging MII's initial proposal to acquire the publicly traded shares of JRM Common Stock in a stock for stock merger. On May 7, 1999, JRM and MII announced that they had entered into a merger agreement pursuant to which MII will acquire all of such publicly traded shares of JRM Common Stock for $35.62 per share pursuant to a cash tender offer followed by a second-step merger. On the same day, the Court entered an order consolidating the two actions under the caption In re J. Ray McDermott Shareholder Litigation. There have been no further proceedings in either of the actions to date. JRM and MII believe that the actions are without merit and intend to contest these suits vigorously.

Additionally, due to the nature of its business, JRM is, from time to time, involved in routine litigation related to its business activities. It is management's opinion that none of this routine litigation will have a material adverse effect on JRM's consolidated financial position or results of operations.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

                                 P A R T   I I


Item 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

JRM's Common Stock is traded on the New York Stock Exchange. High and low stock prices for the fiscal years ended March 31, 1998 and 1999 were as follows:

                              FISCAL YEAR 1998
                              ----------------
                                SALES PRICE
                                -----------
     QUARTER ENDED           HIGH          LOW
     -------------           ----          ---

     June 30, 1997           $ 27-7/8   $ 16-1/4

     September 30, 1997        49         27

     December 31, 1997         52-1/4     34-3/16

     March 31, 1998            45-5/16    31-7/8


                              FISCAL YEAR 1999
                              ----------------
                                SALES PRICE
                                -----------
     QUARTER ENDED           HIGH          LOW
     -------------           ----          ---

     June 30, 1998           $ 47-3/8   $ 37-1/8

     September 30, 1998        43-7/8     25-1/2

     December 31, 1998         35-5/8     22-1/4

     March 31, 1999            31-1/2     20-3/16


JRM has never paid any dividends on its Common Stock, and management does not anticipate any such dividends will be paid for the foreseeable future. As of March 31, 1999, the approximate number of record holders of Common Stock was 545.

Item 6.  SELECTED FINANCIAL DATA

                                                               FOR THE FISCAL YEARS ENDED MARCH 31,
                                                   1999          1998        1997          1996          1995
                                                ----------   ----------   ----------    ----------    ----------
                                                                         (In thousands)

Revenues                                        $1,279,570   $1,855,486   $1,408,469    $1,259,451    $1,155,583
Income (Loss) before Extraordinary
     Item and Cumulative Effect of
     Accounting Change                          $  162,878   $   88,960   $  (12,900)   $   (1,280)   $   58,297

Net Income (Loss)                               $  124,159   $   88,960   $  (12,900)   $   (1,280)   $   56,971
Basic Earnings (Loss) per Common Share:
     Income (Loss) before
     Extraordinary Item                         $     3.93   $     2.00   $    (0.50)   $    (0.23)            -

     Net Income (Loss)                          $     2.95   $     2.00   $    (0.50)   $    (0.23)            -

Diluted Earnings (Loss) per Common
 Share:
     Income (Loss) before
     Extraordinary Item                         $     3.57   $     1.89   $    (0.50)   $    (0.23)            -

     Net Income (Loss)                          $     2.72   $     1.89   $    (0.50)   $    (0.23)            -

Total Assets                                    $1,181,973   $1,548,720   $1,506,792    $1,615,011    $1,527,080
Long-Term Debt                                  $    1,782   $  245,822   $  275,487    $  117,574    $  100,650
Notes Payable to MII                                     -            -            -       238,220       234,820
                                                ----------------------------------------------------------------
Total Long-Term Debt                            $    1,782   $  245,822   $  275,487    $  355,794    $  335,470

See Note 17 to the consolidated financial statements for significant items included in fiscal year 1999 and 1998 results.

Fiscal year 1997 results include:
 . gains on asset disposals of $60,553,000, including the realization of $12,271,000 of the deferred gain on the sale of major marine vessels to HeereMac,
 . asset impairment losses of $31,532,000, . favorable workers' compensation adjustments of $5,693,000, and . a $4,889,000 provision related to employee severance costs.

See Note 2 regarding acquisitions in fiscal year 1998 accounted for in a manner similar to a pooling of interests. See Note 3 to the consolidated financial statements regarding the change to the cost method of accounting for JRM's investment in the HeereMac joint venture in fiscal year 1997. Equity income of HeereMac was $1,083,000 and $6,244,000 in fiscal years 1996 and 1995, respectively. See Note 3 regarding the April 3, 1998 termination of the McDermott-ETPM joint venture. Fiscal year 1995 includes the cumulative effect of the adoption of Statement of Financial Accounting Standards ("SFAS") No. 112. See Note 11 regarding the uncertainty as to the results of the ongoing investigations into possible anti-competitive practices by JRM and MII, and related civil lawsuits.

JRM was incorporated on March 22, 1994 in the Republic of Panama and had no significant operations prior to January 31, 1995 when MII contributed substantially all of its marine construction services business to JRM and JRM acquired OPI. The contribution of MII's marine construction services business to JRM was accounted for in a manner similar to a pooling of interests. For the period prior to the contribution, JRM's results of operations included charges from MII for direct costs and allocations of corporate overhead and other costs. Management believes that the allocation methods were reasonable and that the allocations were representative of what the costs would have been on a stand-alone basis.

Earnings per Common Share are not presented for fiscal year 1995 because JRM was not a separate entity with its own capital structure during that period.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Revenues of JRM are largely a function of the level of oil and gas development activity in the world's major hydrocarbon producing regions. In general, JRM's business is capital intensive and relies on large contracts for a substantial amount of its revenues. Consequently, revenues reflect the variability associated with the timing of significant development projects. As a result of continuing lower oil prices, JRM's customers have significantly reduced capital expenditures for exploration and production spending, and backlog has declined over $850,000,000 since the beginning of the fiscal year. At the current backlog level, management expects revenues in fiscal year 2000 to be as much as forty percent lower than in the current fiscal year, and profitability to be lower because of the volume decline. Economic and political instability in Asia have also had an adverse effect on the timing of exploration and production spending.

A significant portion of JRM's revenues and operating results are derived from its foreign operations. As a result, international factors, such as changes in foreign currency exchange rates, affect JRM's operations and financial results. JRM attempts to minimize its exposure to changes in foreign currency exchange rates by matching foreign currency contract receipts with like foreign currency disbursements. To the extent that it is unable to match the foreign currency receipts and disbursements related to its contracts, JRM enters into forward exchange contracts to reduce the impact of foreign exchange rate movements on operating results.

Statements made herein which express a belief, expectation or intention, as well as those that are not historical fact, are forward looking. They involve a number of risks and uncertainties that may cause actual results to differ materially from such forward-looking statements. These risks and uncertainties include:
        . decisions about offshore developments to be made by oil and gas companies,
        . the highly competitive nature of the marine construction services business,
        . operating risks associated with the marine construction services business,
        . economic and political conditions in Asia, . the results of the ongoing investigation by JRM and MII and the U.S.
          Department of Justice into possible anti-competitive practices by JRM and MII, and related civil lawsuits, and
        . the results of the ongoing SEC investigation into whether McDermott may have violated U.S. securities laws in connection with such anti-competitive practices and other matters.

Fiscal Year 1999 vs Fiscal Year 1998

Revenues decreased $575,916,000 to $1,279,570,000, primarily due to lower volume in Europe as a result of the withdrawal from traditional European engineering markets and from lower volume in essentially all activities in North America, the Middle East and in worldwide engineering. These decreases were partially offset by higher volume in the Far East.

Segment operating income increased $19,360,000 to $126,482,000, primarily due to higher volume and margins in all activities in the Far East and a favorable settlement of contract claims in that area. There were also higher margins in the Middle East fabrication operations and lower general and administrative expenses. In addition, prior period results included amortization of OPI goodwill of $16,318,000. These increases were partially offset by lower volume in essentially all activities in worldwide engineering, North America and the Middle East. There were also higher net operating expenses and a charge to restructure foreign joint ventures.

Gain (loss) on asset disposals and impairments-net was a gain of $18,620,000 compared to a loss of $40,119,000 in the prior period. This was primarily due to gains recognized from the termination of the McDermott-ETPM joint venture and the sale of three Gulf of Mexico vessels, partially offset by impairment losses on fabrication facilities and goodwill associated with worldwide engineering and a Mexican shipyard. The loss in the prior period was primarily due to the write-off of $262,901,000 of goodwill associated with the acquisition of OPI, partially offset by the $224,472,000 gain recognized from the termination of the HeereMac joint venture.

Income from investees decreased $59,566,000 to $10,670,000, primarily due to a $61,637,000 distribution of earnings related to the termination of the HeereMac joint venture in the prior period. In addition, Brown & Root McDermott Fabricators Limited and a joint venture in Mexico had lower operating results. These decreases were partially offset by a gain on the sale of assets in a Malaysian joint venture. In addition, losses were recorded by McDermott-ETPM West, Inc. in the prior period.

Backlog at March 31, 1999 and 1998 was $407,223,000 and $1,267,148,000,
respectively. JRM's backlog declined in all operating areas as a result of lower oil prices. In addition, backlog declined as a result of the withdrawal from traditional engineering markets. Finally, backlog decreased as a result of sluggish economic conditions in the Middle East and Far East and the political instability in Asia.

Interest income increased $18,761,000 to $45,013,000, primarily due to increases in investments in government obligations and other debt securities. This increase was partially offset by a decrease in interest income due to the collection of the promissory note received from the sale of the derrick barges 101 and 102.

Interest expense decreased $5,067,000 to $25,726,000, primarily due to changes in debt obligations and interest rates prevailing thereon.

Other-net increased $7,071,000 to $11,248,000, primarily due to a net gain on the settlement and curtailment of postretirement benefit plans (see Note 7 to the condensed consolidated financial statements) and minority shareholder participation in the increased losses of a consolidated foreign joint venture.

The provision for income taxes decreased $24,843,000 to $10,008,000, while income before provision for income taxes and extraordinary item increased $49,075,000 to $172,886,000. The change in the relationship of pretax income to the provision for income taxes was primarily the result of favorable tax settlements totaling $21,806,000 of prior years' disputed items in foreign jurisdictions. JRM operates in many different tax jurisdictions. Within these jurisdictions, tax provisions vary because of nominal rates, allowability of deductions, credits and other benefits, and tax bases (for example, revenues versus income). These variances, along with variances in the mix of income within jurisdictions, are responsible for shifts in the effective tax rate.

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

Gain (loss) on asset disposals and impairments-net decreased $69,140,000 from a gain of $29,021,000 to a loss of $40,119,000, primarily due to the impairment loss of $262,901,000 relating to goodwill associated with the acquisition of OPI. Also contributing to the decrease were: prior year gains from the sale of the derrick barges 15 and 21; participation in a gain from the sale of the derrick barge 100 by the HeereMac joint venture; and the realization of a portion of the deferred gain resulting from the sale of the derrick barges 101 and 102. These decreases were partially offset by the $224,472,000 gain recognized from the termination of the HeereMac joint venture.

Income (loss) from investees increased $78,069,000 from a loss of $7,833,000 to income of $70,236,000, primarily due to a $61,637,000 distribution of earnings related to the termination of the HeereMac joint venture. In addition, the loss from the McDermott-ETPM West, Inc. joint venture decreased $9,248,000 to $7,584,000 in fiscal year 1998.

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

Other-net decreased $4,278,000 to $4,177,000, primarily due to a decrease in certain reimbursed financing costs and minority shareholder participation in the improved results of MSCL. These decreases were partially offset by higher foreign currency transaction gains in the current year.

The provision for income taxes increased $23,119,000 to $34,851,000 while income
(loss) before the provision for income taxes and extraordinary item increased $124,979,000 to income of $123,811,000 from a loss of $1,168,000. The increase in income taxes is primarily due to an increase in income. In addition, JRM operates in many different tax jurisdictions. Within these jurisdictions, tax provisions vary because of nominal rates, allowability of deductions, credits and other benefits, and even tax basis (for example, revenue versus income). These variances, along with variances in the mix of income within jurisdictions, are responsible for shifts in the effective tax rate.

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

In order to minimize the negative impact of inflation on its operations, JRM attempts to cover the increased cost of anticipated changes in labor, material and service costs, either through an estimate of such changes, which is reflected in the original price, or through price escalation clauses in its contracts.

Liquidity and Capital Resources

During fiscal year 1999, JRM's cash and cash equivalents decreased $86,015,000 to $65,996,000 and total debt decreased $275,006,000 to $2,088,000. JRM's operating activities provided cash of $142,148,000 and JRM received cash of $137,728,000 from asset disposals (including $95,546,000 from the termination of the McDermott-ETPM joint venture) and $48,149,000 from net sales and maturities of investments. In addition, JRM received cash of $2,127,000 from the issuance of stock upon exercise of stock options. JRM used cash of $281,004,000 to purchase $248,575,000 in principal amount of its 9.375% Senior Subordinated Notes. JRM also used cash as follows: $58,272,000 for stock repurchases; $51,416,000 for additions to property, plant and equipment; $6,551,000 for additional payments on long-term debt; $5,400,000 for dividends on preferred stock; and $2,251,000 to reduce short-term borrowings. The remaining decrease in debt primarily resulted from the settlement of a $14,565,000 note payable pursuant to the termination of the McDermott-ETPM joint venture.

During fiscal year 1999, JRM used cash of $8,984,000 to purchase from MII its equity investment in a Mexican joint venture. JRM recorded the excess of the purchase price over the net book value of the net assets acquired of $322,000 as a reduction of capital in excess of par value.

Expenditures for property, plant and equipment increased $24,271,000 to $51,416,000 in fiscal year 1999. The majority of these expenditures were to maintain, replace and upgrade existing facilities and equipment. JRM has budgeted to make capital expenditures of approximately $22,323,000 during the next year.

On May 7, 1999, JRM and MII entered into a merger agreement pursuant to which MII initiated a tender offer for those shares of JRM that it did not already own for $35.62 per share in cash. Under the merger agreement, any shares not purchased in the tender offer will be acquired for the same price in cash in a second-step merger. MII estimates that it will require approximately $560,000,000 to consummate the tender offer and second-step merger and to pay related fees and expenses. MII expects to obtain the funds from cash on hand and from a new $525,000,000 senior secured term loan facility with Citibank, N.A. The facility will terminate and all borrowings thereunder will mature upon the earlier of five business days after the consummation of the second-step merger or September 30, 1999. When the facility terminates, JRM will declare and pay a dividend and/or loan to MII such amounts that, together with MII's available cash, will be used to repay all outstanding loans under the facility. Citibank, N.A. may act either as sole lender or syndicate all or a portion of the facility to a group of financial institutions. The facility contains customary representations, warranties, covenants and events of default. The facility also includes financial covenants that require MII, JRM and certain other MII subsidiaries to maintain cash, cash equivalents and investments in debt securities of at least $575,000,000 at all times. The facility is secured by a first priority pledge of all JRM capital stock and securities convertible into JRM capital stock held by or acquired by MII or any of its subsidiaries.

JRM's investment portfolio consists primarily of government obligations and other investments in debt securities. The fair value of short and long-term investments at March 31, 1999 was $503,175,000. Management anticipates that approximately $425,000,000 of this investment portfolio will be used to fund the dividend or loan to MII described above.

At March 31, 1999 and March 31, 1998, JRM had available various uncommitted short-term lines of credit from banks totaling $22,745,000 and $25,234,000, respectively. At March 31, 1999, JRM had no borrowings against these lines of credit. At March 31, 1998, JRM had borrowed $2,251,000 against these lines of credit. At March 31, 1998, JRM and certain of its subsidiaries were parties to a revolving credit facility under which there were no borrowings. In June 1998, JRM and such subsidiaries entered into a new $200,000,000 three-year, unsecured credit agreement (the "JRM Credit Agreement") with a group of banks. Borrowings against the JRM Credit Agreement cannot exceed $50,000,000. The remaining $150,000,000 is reserved for the issuance of letters of credit. At March 31, 1999, JRM had no borrowings under the JRM Credit Agreement. Management does not anticipate JRM will need to borrow funds under the JRM Credit Agreement during fiscal year 2000. Subsequent to year-end, JRM elected to reduce the commitments on the JRM Credit Agreement from $200,000,000 to $100,000,000.

JRM is restricted, as a result of covenants in the JRM Credit Agreement, in its ability to transfer funds to MII and certain of its subsidiaries through unsecured loans or investments. At March 31, 1999, JRM could make unsecured loans to or investments in MII of approximately $75,000,000 and pay dividends to MII of approximately $146,300,000. In connection with the tender offer and merger described above, an amendment to the JRM Credit Agreement was entered into that permits JRM to loan to MII such amounts as may be required for MII to repay the amounts outstanding under the $525,000,000 senior secured term loan facility with Citibank, N.A.

On March 5, 1999, JRM consummated its offer to purchase all of its outstanding 9.375% Senior Subordinated Notes at a purchase price of 113.046% of their principal amount ($1,130.46 per $1,000 principal amount), plus accrued and unpaid interest. On that date, JRM purchased $248,575,000 in principal amount of the notes for a total purchase price of $284,564,000, including interest of $3,560,000. As a result, JRM recorded an extraordinary loss of $38,719,000. In connection with the purchase of the notes, JRM received consents to certain amendments that amended or eliminated certain restrictive covenants and other provisions contained in the indenture relating to the notes. Specifically, the covenants contained in the indenture that restricted JRM's ability to pay dividends, repurchase or redeem its capital stock, or to transfer funds through unsecured loans to or investments in MII were eliminated.

Working capital decreased $49,564,000 from $7,173,000 at March 31, 1998 to a deficit of $42,391,000 at March 31, 1999. During fiscal year 2000, JRM expects to obtain funds to meet capital expenditure, working capital and debt maturity requirements from operating activities and cash and cash equivalents. Leasing agreements for equipment, which are short-term in nature, are not expected to impact JRM's liquidity or capital resources.

JRM joint ventures are largely financed through their own resources, including, in some cases, stand-alone borrowing arrangements. In some instances, JRM provides guarantees on behalf of its joint ventures. (See Note 11 to the consolidated financial statements.)

During fiscal years 1999 and 1998, JRM paid dividends of $5,400,000 and $7,200,000 on its Series A Preferred Stock, respectively. The $1,800,000 dividend declared in the fourth quarter was paid in April 1999. JRM has annual preferred stock dividend requirements of $7,200,000 on its Series A Preferred Stock.

At March 31, 1999, the ratio of long-term debt to total stockholders' equity was
0.0026 as compared with 0.40 at March 31, 1998.

During fiscal year 1998, JRM's Board of Directors approved the repurchase of up to two million shares of its common stock from time to time on the open market or through negotiated transactions, depending on the availability of cash and market conditions. The purpose of the repurchases was to offset dilution created by the issuance of shares pursuant to JRM's stock compensation and thrift plans. JRM repurchased 362,500 shares at an average share price of $37.31 during fiscal year 1998. During fiscal year 1999, JRM's Board of Directors authorized the repurchase of up to an additional one million shares of its common stock. JRM repurchased another 1,837,700 shares of its common stock at an average share price of $31.67 through October 8, 1998, at which time JRM ceased all further share repurchases. At such time, JRM had repurchased 2,200,200 of the three million shares of its common stock authorized to be repurchased.

At March 31, 1999, JRM has provided a valuation allowance for deferred tax assets of $13,555,000 which cannot be realized through carrybacks and future reversals of existing taxable temporary differences. Management believes the remaining deferred tax assets are realizable through carrybacks and future reversals of existing taxable temporary differences. An uncertainty that affects the ultimate realization of deferred tax assets is the risk of incurring losses in the future. This factor has been considered in determining the valuation allowance. Management will continue to assess the adequacy of the valuation allowance on a quarterly basis.

Impact of the Year 2000

The JRM company-wide Year 2000 Project is proceeding on schedule. The project addresses information technology components (hardware and software) in internal business systems and the infrastructure and the embedded systems in offices, plants and products delivered to customers. In addition, an analysis of critical suppliers is being performed to ensure the supply of materials and services that are strategic to business continuity. The Year 2000 Project began with a planning phase during the latter part of 1996 followed by a company-wide assessment that was completed in early 1997. Based upon the results of the assessment, a common approach as outlined below was developed that fit the requirements of each JRM operating location.

A consistent work breakdown structure for the project is being employed throughout JRM:
        . Business Applications and IT Infrastructure ("IT Systems")
        . Facilities (office buildings)
        . Embedded Systems (in plants and construction equipment)
        . Customer Products (embedded systems in customer products)
        . Critical Suppliers

The general phases of the project common to all of the above functions are:
      (1) establish priorities,
      (2) inventory items with potential Year 2000 impact,
      (3) assess and create a solution strategy for those items determined to be material to JRM,
      (4) implement solutions defined for those items assessed to have Year 2000 impact, and
      (5) test and validate solutions.

At March 31, 1999, the assessment and remediation of critical IT Systems' components were essentially complete. The Facilities and Embedded Systems phases of the project were 90% complete and on schedule showing significant progress during the quarter. The analysis of Critical Suppliers includes the determination of the compliance status of the suppliers' businesses as well as the products they produce. Half of the JRM sites have completed this analysis and the balance are near completion. The Customer Products phase of the project was completed during the March 1999 quarter.

The critical IT Systems, Facilities and Embedded Systems that support JRM's engineering, fabrication and marine operations are on schedule and are forecast to be completed by June 30, 1999. The critical IT Systems and Facilities that support the corporate office functions are scheduled to be Year 2000 compliant by June 30, 1999. The analysis and the compliance tasks for JRM's Critical Suppliers are on schedule and are forecast to be substantially completed by June 30, 1999.

As an alternative to the remediation of the legacy payroll systems, MII has elected to outsource its payroll function. JRM's payroll is included in the scope of the project as a corporate service from MII. The transition to the payroll service provider will be completed by October 31, 1999.

JRM does not expect that the cost associated with the modifications to critical systems and other compliance activities will have a material impact on its consolidated financial condition, cash flows or results of operations. The cost of the Year 2000 Project is estimated at $6,000,000 and is being funded through operating cash flows. The cost incurred to date is approximately $4,000,000. The differences between the cost incurred to date and the project completion percentage is due to certain project milestones with subcontractors for work being performed for the corporate office. Excluding the corporate office, approximately, 90% of the total anticipated Year 2000 project cost has been incurred through March 31, 1999.

JRM's Year 2000 compliance is also dependent upon the Year 2000 readiness of external agents and third-party suppliers on a timely basis. The failure of JRM or its agents or suppliers to achieve Year 2000 compliance could result in, among other things, production interruptions, delays in the delivery of products, delays in the receipt of supplies, invoice and collection errors, and inaccurate inventories. These consequences could have a material adverse impact on JRM's results of operations, financial condition and cash flows if it is unable to conduct its businesses in the ordinary course.

JRM is taking steps to mitigate the risk of a material impact of Year 2000 on its operations with the development of contingency plans. These plans focus on the mission critical processes and third-party dependencies that could be at risk with the century date change. Contingency plans are in the early stages of development and are being prioritized consistent with the requirements of each operating location. All contingency planning activities are scheduled to be completed by September 30, 1999.

Although JRM is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on its results of operations, JRM believes that its Year 2000 Project, including contingency plans, should significantly reduce the adverse effect that any such disruptions may have.

Statements made herein which express a belief, expectation or intention, as well as those that are not historical fact, are forward looking. They involve a number of risks and uncertainties that may cause actual results to differ materially from such forward-looking statements. The dates on which JRM believes the Year 2000 Project will be completed are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third-party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved, or that there will not be a delay in, or increased costs associated with, the implementation of the Year 2000 Project. Specific factors that might cause differences between the estimates and actual results include, but are not limited to, the following:
        . availability and cost of personnel trained in these areas, . the ability to locate and correct all relevant computer code, . timely responses to and corrections by third parties and suppliers, . the ability to implement interfaces between the new systems, . the systems not being replaced, and . similar uncertainties.

Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third parties and the interconnection of global businesses, JRM cannot ensure its ability to timely and cost-effectively resolve problems associated with the Year 2000 issue that may affect its operations and business or expose it to third-party liability.

New Accounting Standards

In April 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities," which is effective for fiscal years beginning after December 15, 1998. SOP 98-5 provides guidance on accounting for the costs of start-up activities and requires that entities expense start-up costs and organization costs as they are incurred. JRM's adoption of SOP 98-5 will not have a material impact on its consolidated financial position or results of operations.

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for fiscal years beginning after June 15, 1999. SFAS No. 133 will require JRM to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. JRM has not yet determined what effect the adoption of SFAS No. 133 will have on its consolidated financial position or results of operations.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

JRM's exposure to market risk from changes in interest rates relates primarily to its investment portfolio, which is primarily comprised of investments in U.S. government obligations and other highly liquid debt securities. JRM is averse to principal loss and ensures the safety and preservation of its invested funds by limiting default risk, market risk and reinvestment risk. All of JRM's investments in debt securities are classified as available-for-sale. The table below provides information about JRM's investments:

                                  Principal           Average
        Fiscal Year               Amount by           Interest
     Ending March 31,         Expected Maturity         Rate
     ----------------         -----------------         ----
          2000                  $244,476,000            4.96%
          2001                  $141,861,000            5.61%
          2002                  $ 56,260,000            6.59%
          2003                  $ 60,000,000            5.56%

          Total                 $502,597,000

Fair Value at March 31, 1999    $503,175,000

JRM has no material future earnings or cash flow exposures from changes in interest rates on its long-term debt obligations, as all of these obligations have fixed interest rates. JRM has exposure to changes in interest rates on its short-term uncommitted lines of credit and its unsecured and committed revolving credit facility (see Liquidity and Capital Resources). At March 31, 1999, JRM had no borrowings against these short-term facilities.

JRM has operations in many foreign locations and as a result, its financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in those foreign markets. In order to manage the risks associated with foreign currency exchange fluctuations, JRM regularly hedges such risks with foreign currency forward exchange contracts. JRM does not enter into speculative forward exchange contracts. At March 31, 1999, JRM had no outstanding forward exchange contracts.

Item 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

              COMPANY REPORT ON CONSOLIDATED FINANCIAL STATEMENTS


JRM has prepared the consolidated financial statements and related financial information included in this report. JRM has the primary responsibility for the financial statements and other financial information and for ascertaining that the data fairly reflect the financial position and results of operations of JRM. The financial statements were prepared in accordance with generally accepted accounting principles, and necessarily reflect informed estimates and judgments by appropriate officers of JRM with appropriate consideration given to materiality.

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

JRM's accompanying consolidated financial statements have been audited by its independent accountants, who provide JRM with advice on the application of U.S. generally accepted accounting principles to JRM's business and also provide an objective assessment of the degree to which JRM meets its responsibility for the fairness of financial reporting. They regularly evaluate the internal control structure and perform such tests and other procedures as they deem necessary to reach and express an opinion on the fairness of the financial statements. The reports of the independent accountants appear elsewhere herein.

The Board of Directors pursues its responsibility for JRM's consolidated financial statements through its Audit Committee, which is composed solely of directors who are not officers or employees of JRM or its parent, MII. The Audit Committee meets periodically with the independent accountants and management to review matters relating to the quality of financial reporting and internal control structure and the nature, extent and results of the audit effort. In addition, the Audit Committee is responsible for recommending the engagement of independent accountants for JRM to the Board of Directors, who in turn submit the engagement to the stockholders for their approval. The independent accountants have free access to the Audit Committee.

May 14, 1999

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and
Stockholders of J. Ray McDermott, S.A.

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income (loss), comprehensive income (loss), stockholders' equity, and cash flows present fairly, in all material respects, the financial position of J. Ray McDermott, S.A. and subsidiaries at March 31, 1999, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP
New Orleans, Louisiana
May 14, 1999

                        REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Stockholders
J. Ray McDermott, S.A.


We have audited the accompanying consolidated balance sheet of J. Ray McDermott, S.A. as of March 31, 1998, and the related consolidated statements of income
(loss), comprehensive income (loss), stockholders' equity and cash flows for each of the two years in the period ended March 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of J. Ray McDermott, S.A. at March 31, 1998, and the consolidated results of its operations and its cash flows for each of the two years in the period ended March 31, 1998, in conformity with generally accepted accounting principles.



                                                     ERNST & YOUNG LLP


New Orleans, Louisiana
May 19, 1998

                            J. RAY McDERMOTT, S.A.
                          CONSOLIDATED BALANCE SHEET
                            MARCH 31, 1999 and 1998


                                    ASSETS
                                                                 1999        1998
                                                                 ----        ----
                                                                  (In thousands)
Current Assets:
     Cash and cash equivalents                               $   65,996  $  152,011
     Accounts receivable - trade, net                           176,128     227,538
     Accounts receivable - unconsolidated affiliates             28,351      45,072
     Accounts receivable - other                                 25,205      26,327
     Contracts in progress                                       32,357      71,084
     Other current assets                                        39,458      45,634
-----------------------------------------------------------------------------------
        Total Current Assets                                    367,495     567,666
-----------------------------------------------------------------------------------

Property, Plant and Equipment:
     Land                                                        14,789      20,851
     Buildings                                                   71,413      80,668
     Machinery and equipment                                    848,729   1,070,640
     Property under construction                                 27,484      10,289
-----------------------------------------------------------------------------------
                                                                962,415   1,182,448
     Less accumulated depreciation                              702,238     839,298
-----------------------------------------------------------------------------------
        Net Property, Plant and Equipment                       260,177     343,150
-----------------------------------------------------------------------------------
Investments                                                     502,934     543,658
-----------------------------------------------------------------------------------
Excess of Cost over Fair Value of Net Assets of
     Purchased Businesses less Accumulated
     Amortization  of $8,542,000 at March 31, 1998                    -      22,153
-----------------------------------------------------------------------------------

Investment in Unconsolidated Affiliates                          13,648      29,069
-----------------------------------------------------------------------------------

Other Assets                                                     37,719      43,024
-----------------------------------------------------------------------------------

     TOTAL                                                   $1,181,973  $1,548,720
-----------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                   1999         1998
                                                                   ----         ----
                                                                   (In thousands)
Current Liabilities:
     Notes payable and current maturities of long-term debt    $      306   $   31,272
     Accounts payable                                             103,349      162,792
     Accounts payable to McDermott International, Inc.                  -        8,388
     Accrued contract costs                                        51,067       88,518
     Accrued liabilities - other                                  119,107      110,345
     Advance billings on contracts                                 58,785       91,549
     Accrued employee benefits                                     43,805       44,572
     U.S. and foreign income taxes payable                         33,467       23,057
--------------------------------------------------------------------------------------
              Total Current Liabilities                           409,886      560,493
--------------------------------------------------------------------------------------

Long-Term Debt                                                      1,782      245,822
--------------------------------------------------------------------------------------

Deferred and Non-Current Income Taxes                              21,700       46,989
--------------------------------------------------------------------------------------

Other Liabilities                                                  61,772       78,854
--------------------------------------------------------------------------------------

Commitments and Contingencies.

Stockholders' Equity:
          Preferred stock, authorized 10,000,000 shares;
            outstanding 3,200,000 shares Series A $2.25
            cumulative convertible, par value $.01 per share,
            (liquidation preference $160,000,000)                      32           32
          Common stock, par value $0.01 per share,
           authorized 60,000,000 shares; issued
           41,261,014 at March 31, 1999 and
           41,130,328 at March 31, 1998                               413          411
          Capital in excess of par value                          620,210      615,515
          Retained earnings                                       152,377       35,418
          Treasury stock at cost; 2,200,200 shares at
            March 31, 1999 and 362,500 shares at
            March 31, 1998                                        (71,809)     (13,537)
          Accumulated other comprehensive loss                    (14,390)     (21,277)
--------------------------------------------------------------------------------------

              Total  Stockholders' Equity                         686,833      616,562
--------------------------------------------------------------------------------------
              TOTAL                                            $1,181,973   $1,548,720
--------------------------------------------------------------------------------------

                            J. RAY McDERMOTT, S.A.
                    CONSOLIDATED STATEMENT OF INCOME (LOSS)
                FOR THE THREE FISCAL YEARS ENDED MARCH 31, 1999


                                                                       1999          1998          1997
                                                                       ----          ----          ----
                                                                    (In thousands, except per share data)
Revenues                                                            $1,279,570    $1,855,486    $1,408,469
----------------------------------------------------------------------------------------------------------
Costs and Expenses:
  Cost of operations (excluding depreciation and amortization)       1,006,092     1,555,272     1,190,321
  Depreciation and amortization                                         56,761        93,843        99,675
  Selling, general and administrative expenses                         103,656       112,313       124,264
----------------------------------------------------------------------------------------------------------
                                                                     1,166,509     1,761,428     1,414,260
----------------------------------------------------------------------------------------------------------
Gain (Loss) on Asset Disposals and Impairments-Net                      18,620       (40,119)       29,021
----------------------------------------------------------------------------------------------------------

Operating Income before Income (Loss) from Investees                   131,681        53,939        23,230

Income (Loss) from Investees                                            10,670        70,236        (7,833)
----------------------------------------------------------------------------------------------------------

Operating Income                                                       142,351       124,175        15,397
----------------------------------------------------------------------------------------------------------
Other Income (Expense):
  Interest income                                                       45,013        26,252        16,558
  Interest expense                                                     (25,726)      (30,793)      (41,578)
  Other-net                                                             11,248         4,177         8,455
----------------------------------------------------------------------------------------------------------
                                                                        30,535          (364)      (16,565)
----------------------------------------------------------------------------------------------------------
Income (Loss) before Provision for  Income Taxes
  and Extraordinary Item                                                172,886      123,811        (1,168)

Provision for Income Taxes                                               10,008       34,851        11,732
----------------------------------------------------------------------------------------------------------

Income (Loss) before Extraordinary Item                                 162,878       88,960       (12,900)

Extraordinary Item                                                      (38,719)           -             -
----------------------------------------------------------------------------------------------------------
Net Income (Loss)                                                    $  124,159    $  88,960   $   (12,900)
----------------------------------------------------------------------------------------------------------
Net Income (Loss) Applicable to Common
  Stock (after Preferred Stock Dividends)                            $  116,959    $  81,760   $   (20,100)
----------------------------------------------------------------------------------------------------------
Earnings (Loss) per Common Share:
  Basic:
     Income (Loss) before Extraordinary Item                         $     3.93    $    2.00   $     (0.50)
     Net Income (Loss)                                               $     2.95    $    2.00   $     (0.50)
  Diluted:
     Income (Loss) before Extraordinary Item                         $     3.57    $    1.89   $     (0.50)
     Net Income (Loss)                                               $     2.72    $    1.89   $     (0.50)
----------------------------------------------------------------------------------------------------------
Cash Dividends:
  Per preferred share                                                $     2.25    $    2.25   $      2.25
----------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                            J. RAY McDERMOTT, S.A.
             CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
                FOR THE THREE FISCAL YEARS ENDED MARCH 31, 1999


                                                           1999            1998             1997
                                                           ----            ----             ----
                                                                      (In thousands)
Net Income (Loss)                                       $  124,159       $  88,960      $   (12,900)
---------------------------------------------------------------------------------------------------

Other Comprehensive Income (Loss):
     Currency translation adjustments:
       Foreign currency translation adjustments                (41)
       Foreign currency translation adjustments,
        net of reclassification adjustments                                    485           (8,288)
     Purchase of an equity investment from
       McDermott International, Inc.                       (10,262)
     Reclassification adjustment for sales
       of investments in foreign entities in
       fiscal year 1999                                     15,596
     Unrealized gains (losses) on investments:
       Unrealized gains (losses) arising
         during the period, net of taxes of
         $25,000 in fiscal 1999                              1,638
       Unrealized gains (losses), net of
         reclassification adjustments, arising
         during the period, net of taxes
         of $360,000 and $85,000 in fiscal years
         1998 and 1997, respectively                                           375              137
       Reclassification adjustment for gains
         included in net income, net of taxes of
         $11,000 in fiscal year 1999                           (21)
     Minimum pension liability                                 (23)              -                2
---------------------------------------------------------------------------------------------------
Other Comprehensive Income (Loss)                            6,887             860           (8,149)
---------------------------------------------------------------------------------------------------
Comprehensive Income (Loss)                             $  131,046       $  89,820      $   (21,049)
---------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

J. RAY McDERMOTT, S.A.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE THREE FISCAL YEARS ENDED MARCH 31, 1999
(In thousands, except for share amounts)


                                                         Preferred Stock - Series A                    Common Stock
                                                         --------------------------     `         -------------------------
                                                           Shares        Par Value                 Shares         Par Value
                                                           ------        ---------                 ------         ---------
Balance March 31, 1996                                   3,200,000       $      32               40,197,946       $    402
--------------------------------------------------------------------------------------------------------------------------
Net loss                                                         -               -                        -              -
Preferred dividends                                              -               -                        -              -
Translation adjustments                                          -               -                        -              -
Exercise of stock options                                        -               -                  297,524              3
Tax benefit on exercise of stock options                         -               -                        -              -
Restricted stock purchases - net                                 -               -                   45,210              -
Contributions to thrift plan                                     -               -                   77,112              1
Deferred career executive stock plan expense                     -               -                        -              -
Gain on investments                                              -               -                        -              -
Minimum pension liability                                        -               -                        -              -
Acquisition of net assets from MII                               -               -                        -              -
--------------------------------------------------------------------------------------------------------------------------
Balance March 31, 1997                                   3,200,000              32               40,617,792            406
--------------------------------------------------------------------------------------------------------------------------
Net income                                                       -               -                        -              -
Preferred dividends                                              -               -                        -              -
Translation adjustments                                          -               -                        -              -
Exercise of stock options                                        -               -                  442,519              4
Tax benefit on exercise of stock options                         -               -                        -              -
Restricted stock purchases - net                                 -               -                   (3,620)             -
Contributions to thrift plan                                     -               -                   65,727              1
Deferred career executive stock plan expense                     -               -                        -              -
Gain on investments                                              -               -                        -              -
Acquisition of net assets from MII                               -               -                        -              -
Purchases of treasury stock                                      -               -                        -              -
Termination of directors' retirement plan                        -               -                    7,910              -
--------------------------------------------------------------------------------------------------------------------------
Balance March 31, 1998                                   3,200,000              32               41,130,328            411
--------------------------------------------------------------------------------------------------------------------------
Net income                                                       -               -                        -              -
Preferred dividends                                              -               -                        -              -
Translation adjustments                                          -               -                        -              -
Exercise of stock options                                        -               -                   60,152              1
Tax benefit on exercise of stock options                         -               -                        -              -
Restricted stock purchases - net                                 -               -                      700              -
Contributions to thrift plan                                     -               -                   68,104              1
Deferred career executive stock plan expense                     -               -                        -              -
Gain on investments                                              -               -                        -              -
Exercise of MII stock options                                    -               -                        -              -
Acquisition of net assets from MII                               -               -                        -              -
Purchases of treasury stock                                      -               -                        -              -
Directors' stock issuance                                        -               -                    1,730              -
Minimum pension liability                                        -               -                        -              -
--------------------------------------------------------------------------------------------------------------------------
Balance March 31, 1999                                   3,200,000       $      32               41,261,014       $    413
--------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.


                                                                                                                 CONTINUED
                                                                           Accumulated
       Capital                     Retained                                   Other
      In Excess                    Earnings           Treasury             Comprehensive
     Of Par Value                 (Deficit)            Stock                  Loss                Total
     ------------                 ---------            -----                  ----                -----
      $610,366                    $ (26,242)       $       -              $   (13,988)          $570,570
      --------------------------------------------------------------------------------------------------
             -                      (12,900)               -                        -            (12,900)
             -                       (7,200)               -                        -             (7,200)
             -                            -                -                   (8,288)            (8,288)
         2,841                            -                -                        -              2,844
         1,724                            -                -                        -              1,724
            (9)                           -                -                        -                 (9)
         1,892                            -                -                        -              1,893
           963                            -                -                        -                963
             -                            -                -                      137                137
             -                            -                -                        2                  2
         1,243                            -                -                        -              1,243
      --------------------------------------------------------------------------------------------------
       619,020                      (46,342)               -                  (22,137)           550,979
      --------------------------------------------------------------------------------------------------
             -                       88,960                -                        -             88,960
             -                       (7,200)               -                        -             (7,200)
             -                            -                -                      485                485
         5,595                            -                -                        -              5,599
         2,576                            -                -                        -              2,576
           (30)                           -                -                        -                (30)
         2,218                            -                -                        -              2,219
         1,510                            -                -                        -              1,510
             -                            -                -                      375                375
       (15,671)                           -                -                        -            (15,671)
             -                            -          (13,537)                       -            (13,537)
           297                            -                -                        -                297
      --------------------------------------------------------------------------------------------------
       615,515                       35,418          (13,537)                 (21,277)           616,562
      --------------------------------------------------------------------------------------------------
             -                      124,159                -                        -            124,159
             -                       (7,200)               -                        -             (7,200)
             -                            -                -                    5,293              5,293
         2,127                            -                -                        -              2,128
           198                            -                -                        -                198
             1                            -                -                        -                  1
         2,023                            -                -                        -              2,024
         1,236                            -                -                        -              1,236
             -                            -                -                    1,617              1,617
          (620)                           -                -                        -               (620)
          (322)                           -                -                        -               (322)
             -                            -          (58,272)                       -            (58,272)
            52                            -                -                        -                 52
             -                            -                -                      (23)               (23)
      --------------------------------------------------------------------------------------------------
      $620,210                   $  152,377        $ (71,809)             $   (14,390)          $686,833
      --------------------------------------------------------------------------------------------------

                            J. RAY McDERMOTT, S.A.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                FOR THE THREE FISCAL YEARS ENDED MARCH 31, 1999

               INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS


                                                            1999            1998            1997
                                                            ----            ----            ----
                                                                      (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)                                       $  124,159       $  88,960    $   (12,900)
-------------------------------------------------------------------------------------------------
Adjustments to reconcile net income (loss) to net
  cash provided by (used in) operating activities:
Depreciation and amortization                               56,761          93,843         99,675
Extraordinary item                                          38,719               -              -
Income or loss of investees, less dividends                 10,121          (7,309)         7,833
(Gain) loss on asset disposals and
 impairments-net                                           (18,620)         40,119        (29,021)
Provision for (benefit from) deferred taxes                (13,534)          2,846         (7,600)
Other                                                       (2,209)          3,091          4,258
Changes in assets and liabilities:
     Accounts receivable                                    38,597          55,030        (50,289)
     Net contracts in progress and advance billings          5,745           6,635        154,811
     Accounts payable                                      (66,062)         15,746        (20,759)
     Accrued contract costs                                (37,451)         24,932         (6,241)
     Accrued liabilities                                    50,043          37,572        (13,868)
     Income taxes                                            8,951            (836)        (1,498)
     Other, net                                            (53,072)         11,370         (4,307)
-------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                  142,148         371,999        120,094
-------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment                 (51,416)        (27,145)       (64,261)
Proceeds from asset disposals                              137,728         287,241         57,650
Purchases of available-for-sale securities                (459,728)       (545,066)       (79,435)
Maturities of available-for-sale securities                483,062          77,952              -
Sales of available-for-sale securities                      24,815           1,338          4,589
Acquisition of net assets from MII                          (8,984)        (14,543)             -
Investment in asset held for lease                               -               -         (1,821)
Investments in equity investees                                (55)           (205)        (3,908)
Returns from investees                                       5,678           2,124         12,500
Other                                                            -               -            117
-------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES        131,100        (218,304)       (74,569)
-------------------------------------------------------------------------------------------------

                                                                       CONTINUED

               INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                   1999        1998         1997
                                                                   ----        ----         ----
                                                                          (In thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:

Payment of long-term debt                                       $(287,555)   $(84,352)   $ (11,022)
Issuance of long-term debt                                              -           -      244,375
Decrease in short-term borrowing                                   (2,251)    (26,068)     (73,451)
Decrease in notes payable to McDermott International, Inc.              -      (9,040)    (229,180)
Issuance of common stock                                            2,127       5,599        4,569
Preferred dividends paid                                           (5,400)     (7,200)      (7,200)
Purchases of treasury stock                                       (58,272)    (13,537)           -
Other                                                              (8,208)     (4,376)      (4,432)
--------------------------------------------------------------------------------------------------
NET CASH USED IN FINANCING ACTIVITIES                            (359,559)   (138,974)     (76,341)
--------------------------------------------------------------------------------------------------
EFFECTS OF EXCHANGE RATE CHANGES ON CASH                              296         495          701
--------------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS              (86,015)     15,216      (30,115)
--------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                    152,011     136,795      166,910
--------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                        $  65,996    $152,011    $ 136,795
--------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for:
     Interest (net of amount capitalized)                       $  30,617    $ 32,620    $  37,351
     Income taxes (net of refunds)                              $  30,376    $ 30,736    $  22,823
--------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                            J. RAY McDERMOTT, S.A.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE THREE FISCAL YEARS ENDED MARCH 31, 1999

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements are presented in U.S. Dollars in accordance with accounting principles generally accepted in the United States ("GAAP"). The consolidated financial statements include the accounts of J. Ray McDermott, S.A. and its subsidiaries and controlled joint ventures. Investments in joint ventures and other entities that J. Ray McDermott, S.A. does not control, but has significant influence over, are accounted for using the equity method. All significant intercompany transactions and accounts have been eliminated. Certain amounts previously reported have been reclassified to conform with the presentation at March 31, 1999.

Hereinafter, the following acronyms will be used:
        . JRM for J. Ray McDermott, S.A. and its consolidated subsidiaries,
        . MII for McDermott International, Inc., a Panamanian corporation that is the parent company of the McDermott group of companies and the majority owner of JRM, and
        . McDermott for MII and its consolidated subsidiaries.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Earnings Per Share

Earnings (loss) per common share has been computed on the basis of the weighted average number of common shares and, where dilutive, common share equivalents, outstanding during the indicated periods.

Investments

JRM's investments, primarily government obligations and other debt securities, are classified as available-for-sale and are carried at fair value, with the unrealized gains and losses, net of tax, reported as a component of accumulated other comprehensive loss. Investments available for current operations are classified in the balance sheet as current assets while investments held for long-term purposes are classified as non-current assets. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses are included in other income. The cost of securities sold is based on the specific identification method. Interest on securities is included in interest income.

Foreign Currency Translation

Assets and liabilities of foreign operations, other than operations in highly inflationary economies, are translated into U.S. Dollars at current exchange rates, and income statement items are translated at average exchange rates for the year. Adjustments resulting from the translation of foreign currency financial statements are recorded as a component of accumulated other comprehensive loss. Foreign currency transaction adjustments are reported in income. Included in other income (expense) are transaction gains of $5,158,000, $4,520,000 and $1,108,000 for fiscal years 1999, 1998 and 1997, respectively.
In fiscal years 1999 and 1998, a loss of $15,596,000 and a gain of $1,005,000, respectively, were transferred from currency translation adjustments and included in gain (loss) on asset disposals and impairments - net due to sales of foreign investments.

Contracts and Revenue Recognition

Contract revenues and related costs are principally recognized on a percentage of completion method for individual contracts, cost-plus or day-rate basis or combinations thereof based upon work performed or a cost to cost method, as applicable to the product or activity involved. Certain partnering contracts contain a risk and reward element, whereby a portion of total compensation is tied to overall performance of the alliance partners. Revenues and related costs so recorded, plus accumulated contract costs that exceed amounts invoiced to customers under the terms of the contracts, are included in contracts in progress. Billings that exceed accumulated contract costs and revenues and costs recognized under percentage of completion are included in advance billings on contracts. Most long-term contracts have provisions for progress payments. All unbilled revenues will be billed. Contract price and cost estimates are reviewed periodically as the work progresses, and adjustments proportionate to the percentage of completion are reflected in income in the period when such estimates are revised. Provisions are made currently for all known or anticipated losses. Variations from estimated contract performance could result in a material adjustment to operating results for any fiscal quarter or year. Claims for extra work or changes in scope of work are included in contract revenues when collection is probable.


                                                            1999        1998
                                                          --------    --------
                                                             (In thousands)
Included in Contracts in Progress are:

     Costs incurred less costs of revenue recognized      $ 15,288    $ 20,028
     Revenues recognized less billings to customers         17,069      51,056
     -------------------------------------------------------------------------

     Contracts in Progress                                $ 32,357    $ 71,084
     -------------------------------------------------------------------------

Included in Advance Billings on Contracts are:

     Billings to customers less revenues recognized       $ 79,589    $106,470
     Costs incurred less costs of revenue recognized       (20,804)    (14,921)
     -------------------------------------------------------------------------

     Advance Billings on Contracts                        $ 58,785    $ 91,549
     -------------------------------------------------------------------------

Included in accounts receivable - trade are amounts representing retainages on contracts as follows:

                                                            1999        1998
                                                          --------    --------
                                                             (In thousands)

     Retainages                                           $ 48,596    $ 14,945
     -------------------------------------------------------------------------

All of the 1999 retainages are expected to be collected within the next year.

Comprehensive Income (Loss)

Effective April 1, 1998, JRM adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," to report and display comprehensive income and its components. Under this new principle, the accumulated other comprehensive income or loss is displayed in the consolidated balance sheet as a component of stockholders' equity. Comprehensive income
(loss) is displayed as a separate financial statement.

The components of accumulated other comprehensive loss included in stockholders' equity at March 31, 1999 and 1998 are as follows:


                                                      1999        1998
                                                      ----        ----
                                                       (In thousands)
     Currency Translation Adjustments               $(15,669)   $(20,962)
     Net Unrealized Gain (Loss) on Investments         1,302        (315)
     Minimum Pension Liability                           (23)          -
     -------------------------------------------------------------------
       Accumulated Other Comprehensive Loss         $(14,390)   $(21,277)
     -------------------------------------------------------------------

Warranty Expense

JRM includes warranty costs as a component of its total contract cost estimate to satisfy contractual requirements. In addition, specific provisions are made where the costs of warranty are expected to significantly exceed such accruals.

Long-Lived Assets

JRM evaluates the realizability of its long-lived assets, including property, plant and equipment and goodwill, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Property, Plant and Equipment

Property, plant and equipment are carried at cost, reduced by provisions to recognize economic impairment when management determines such impairment has occurred.

Except for major marine vessels, property, plant and equipment is depreciated using the straight-line method over estimated economic useful lives of 8 to 30 years for buildings and 2 to 20 years for machinery and equipment. Major marine vessels are depreciated using the units-of-production method based on the utilization of each vessel. Depreciation expense calculated under the units-of-production method may be less than, equal to, or greater than depreciation expense calculated under the straight-line method in any period. The annual depreciation based on utilization of each vessel will not be less than the greater of 25% of annual straight-line depreciation, or 50% of cumulative straight-line depreciation. Depreciation expense was $49,334,000, $67,753,000 and $65,415,000 in fiscal years 1999, 1998 and 1997, respectively.

Maintenance, repairs and renewals which do not materially prolong the useful life of an asset are expensed as incurred, except for drydocking costs for the marine fleet, which are estimated and accrued over the period of time between drydockings, generally 3 to 5 years. Such accruals are charged to operations currently.

Intangible Assets

JRM amortizes goodwill on a straight-line basis using a ten-year period. During fiscal year 1999, JRM recorded a reduction of goodwill of $9,267,000 relating to the sale of McDermott Subsea Constructors Limited (see Note 3) and goodwill impairments totaling $10,461,000 (see Note 8). In fiscal year 1998, JRM recorded a goodwill impairment of $262,901,000 related to the acquisition of Offshore Pipelines, Inc. Goodwill amortization expense was $1,571,000, $18,964,000 and $24,494,000 for fiscal years 1999, 1998 and 1997, respectively.

Other intangible assets of $13,723,000 and $20,011,000 are included in other assets at March 31, 1999 and 1998, respectively. These intangible assets consist primarily of investments in oil and gas properties and non-competition agreements. Amortization expense for these intangible assets was $5,542,000, $6,870,000 and $8,363,000 for fiscal years 1999, 1998 and 1997, respectively.

Capitalization of Interest Cost

Interest is capitalized in accordance with SFAS No. 34, "Capitalization of Interest Cost." In fiscal years 1999, 1998 and 1997, total interest cost incurred was $26,206,000, $31,687,000 and $42,295,000, respectively, of which
$480,000, $894,000 and $717,000, respectively, was capitalized.

Cash Equivalents

Cash equivalents are highly liquid investments, with maturities of three months or less when purchased, which are not held as part of the investment portfolio.

Derivative Financial Instruments

JRM attempts to minimize its exposure to changes in foreign currency exchange rates by matching foreign currency contract receipts with like foreign currency disbursements. To the extent that it is unable to match the foreign currency receipts and disbursements related to its contracts, JRM enters into derivatives, primarily forward exchange contracts, to reduce the impact of foreign exchange rate movements on operating results. Gains and losses on forward exchange contracts that qualify as hedges of firm purchase and sale commitments are deferred and recognized in income or as adjustments of carrying amounts when the hedged transactions occur. Gains and losses on forward exchange contracts that hedge foreign currency assets or liabilities are recognized in income as incurred. Such amounts effectively offset gains and losses on the foreign currency assets or liabilities that are hedged.

Stock-Based Compensation

JRM follows Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB 25") and related Interpretations in accounting for its employee stock plans. Under APB 25, if the exercise price of the Company's employee stock options equals or exceeds the fair value of the underlying stock on the measurement date, no compensation expense is recognized. If the measurement date is later than the date of grant, compensation expense is recorded to the measurement date based on the quoted market price of the underlying stock at the end of each period.

New Accounting Standards

In April 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities," which is effective for fiscal years beginning after December 15, 1998. SOP 98-5 provides guidance on accounting for the costs of start-up activities and requires that entities expense start-up costs and organization costs as they are incurred. JRM's adoption of SOP 98-5 will not have a material impact on its consolidated financial position or results of operations.

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for fiscal years beginning after June 15, 1999. SFAS No. 133 will require JRM to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. JRM has not yet determined what effect the adoption of SFAS No. 133 will have on its consolidated financial position or results of operations.

NOTE 2 - ACQUISITIONS

During fiscal year 1998, JRM acquired the following: a controlling interest in Talleres Navales del Golfo, S.A. de C.V., a Mexican shipyard; a 100% interest in Menck GmbH, a manufacturer of marine hammers; and the remaining interest in McDermott Engineering Houston, LLC, an engineering joint venture. JRM acquired these interests from MII for an aggregate purchase price of $14,543,000. These acquisitions have been accounted for in a manner similar to a pooling of interests, and accordingly, the consolidated financial statements have been restated.

The restatement effects for periods prior to acquisition are:


                                                1998      1997
                                                ----      ----
                                  (In thousands, except per share amounts)

          Revenues                            $30,947   $40,882
          Operating Income (Loss)                 690    (1,674)
          Net Income (Loss)                     2,873    (1,074)

          Earnings (loss) per share:
            Basic                             $  0.07   $ (0.03)
            Diluted                           $  0.06   $ (0.03)


NOTE 3 - INVESTMENT IN UNCONSOLIDATED AFFILIATES

Summarized combined balance sheet and income statement information, based on the most recent financial information, for investments in entities accounted for using the equity method are presented below:


                                   1999        1998
                                   ----        ----
                                    (In thousands)

     Current Assets              $320,516   $  502,576
     Non-Current Assets            60,159       96,138
     -------------------------------------------------
       Total Assets              $380,675   $  598,714
     -------------------------------------------------
     Current Liabilities         $275,533   $  520,799
     Non-Current Liabilities            -        9,649
     Owners' Equity               105,142       68,266
     -------------------------------------------------
     Total Liabilities and
      Owners' Equity             $380,675   $  598,714
     -------------------------------------------------

                                           1999        1998            1997
                                           ----        ----            ----
                                                   (In thousands)

     Revenues                            $713,391   $1,091,056        $827,269
     -------------------------------------------------------------------------
     Gross Profit                        $ 11,056   $  103,780        $ 63,014

     Income (Loss) before Provision for
       (Benefit from) Income Taxes       $ 17,731   $   44,644        $ (5,504)
     Provision for (Benefit from)
       Income Taxes                        (1,227)      22,003           7,227
     -------------------------------------------------------------------------
     Net Income (Loss)                   $ 18,958   $   22,641        $(12,731)
     -------------------------------------------------------------------------

JRM's investment in equity method investees was less than JRM's underlying equity in net assets of those investees based on stated ownership percentages by $37,616,000 at March 31, 1999 and greater than JRM's underlying equity in net assets by $108,000 at March 31, 1998. These differences are primarily related to the partial liquidation of an investee, cumulative losses, the timing of distribution of dividends and various GAAP adjustments.

Reconciliation of net income (loss) per combined income statement information to income (loss) from investees per consolidated statement of income (loss) is as follows:

                                                         1999       1998        1997
                                                         ----       ----        ----
                                                                (In thousands)
     Equity income based on
       stated ownership percentages                    $ 9,673    $ 9,339     $(8,050)
     Distribution of earnings from HeereMac
       joint venture received as part of termination         -     61,637           -
     All other adjustments due to amortization of
       basis differences, timing of GAAP
       adjustments and other adjustments                   997       (740)        217
     -----------------------------------------------------------------------------------
     Income (loss) from investees                      $10,670    $70,236     $(7,833)
     -----------------------------------------------------------------------------------

Undistributed earnings of equity method investees were $11,754,000 and $16,238,000 at March 31, 1999 and 1998, respectively.

During fiscal year 1998, JRM and its joint venture partner, Heerema Offshore Construction Group, Inc. ("Heerema"), terminated the HeereMac joint venture. Each party had a 50% interest in the joint venture. Heerema had responsibility for its day-to-day operations. During fiscal year 1997, JRM changed from the equity to the cost method of accounting for its investment in the HeereMac joint venture because it was no longer able to exercise significant influence over HeereMac's operating and financial policies.

Pursuant to the termination of the joint venture, Heerema acquired and assumed JRM's 50% interest in the joint venture. JRM received $318,500,000 in cash and title to several pieces of equipment. The cash received included a $61,637,000 distribution of earnings and approximately $100,000,000 of principal and interest owed to JRM under the 7.75% promissory note described in the next paragraph. The equipment received included two launch barges and the derrick
barge 101, a semi-submersible derrick barge with a 3,500-ton lift capacity.   As
a result of the termination, JRM recorded a gain on asset disposal of $224,472,000 and income from investees of $61,637,000. The $224,472,000 gain on asset disposal includes recognition of the remaining deferred gain that had resulted from the 1996 sale of vessels to the HeereMac joint venture described in the next paragraph.

During fiscal year 1996, JRM sold to the HeereMac joint venture the major marine vessels that it had been leasing to the joint venture. JRM received cash of $135,969,000 (including a $30,000,000 advance deposit on the sale of certain marine equipment which was completed during fiscal year 1997) and a 7.75% note receivable of $105,000,000. JRM recorded a deferred gain on the sale of $103,239,000. The note receivable, net of the deferred gain, was included in investment in unconsolidated affiliates. Prior to the change to the cost method of accounting for its investment in HeereMac, JRM was amortizing the deferred gain over the depreciable lives of the vessels that were assigned by HeereMac. After the change to the cost method, JRM recognized pro rata portions of the deferred gain as payments were received on the 7.75% note. In fiscal year 1997, JRM received a $12,500,000 principal payment on the note and recognized $12,271,000 of the deferred gain. At March 31, 1997, the note receivable and deferred gain balances were $92,500,000 and $90,803,000, respectively. Also, in fiscal year 1997, JRM realized a gain of $16,682,000 on the sale of a marine vessel by HeereMac on behalf of JRM.

On April 3, 1998, JRM and ETPM S.A. terminated their worldwide McDermott-ETPM joint venture, and JRM recognized a gain on the termination of $37,353,000. Pursuant to the termination, JRM received cash of approximately $105,000,000, ETPM S.A.'s derrick/lay barge 1601 and ETPM S.A.'s interest in McDermott-ETPM East, Inc. and McDermott-ETPM Far East, Inc. ETPM S.A. received JRM's lay barge 200 and JRM's interest in McDermott Subsea Constructors Limited and McDermott-ETPM West, Inc. The consolidated statement of income (loss) includes revenues of $74,096,000 and $44,033,000, and operating income (loss) of $18,751,000 and
($22,956,000) for fiscal years 1998 and 1997, respectively, attributable to operations transferred to ETPM S.A.

During fiscal year 1999, JRM's Malaysian joint venture sold two combination pipelay and derrick barges. The joint venture, in which JRM holds a 49% interest, received approximately $47,000,000 in cash for the barges.

JRM has investments in numerous joint ventures and other entities on a worldwide basis. No individual investee was significant for the periods presented.

Transactions with unconsolidated affiliates included the following:

                                                      1999       1998       1997
                                                      ----       ----       ----
                                                            (in thousands)
     Sales to                                       $116,155   $140,389   $110,150
     Leasing activities (included in Sales to)        42,154     10,491      9,609
     Purchases from                                        -     17,003      8,765
     Dividends received                               20,791      1,290          -

Accounts payable includes $26,687,000 and $16,959,000 at March 31, 1999 and 1998, respectively, of payables to unconsolidated affiliates. At March 31, 1999, property, plant and equipment includes cost of $63,594,000 and accumulated depreciation of $29,497,000 of marine equipment that was leased, on an as needed basis, to an unconsolidated affiliate. At March 31, 1998, property, plant and equipment includes cost of $137,513,000 and accumulated depreciation of $113,528,000 of marine equipment that was leased to the McDermott-ETPM joint venture. This marine equipment was transferred to ETPM S.A. as part of the termination of the McDermott-ETPM joint venture on April 3, 1998.

NOTE 4 - INCOME TAXES

Income taxes have been provided based upon the tax laws and rates in the countries in which operations are conducted. All income has been earned outside of Panama, and JRM is not subject to income tax in Panama on income earned outside of Panama. Income is earned within and subject to the tax laws of various countries, each of which has a regime of taxation different from that of any other country. Differences exist not only with respect to nominal rate but also with respect to the allowability of deductions, credits and other benefits. The proportional extent to which JRM earns income in and is subject to tax by any particular country or countries varies from year to year. Because of these factors, no expected relationship exists between the provision for income taxes and income before income taxes. In addition, JRM and certain of its subsidiaries keep books and file tax returns on the completed contract method of accounting.

Deferred income taxes reflect the net tax effects of temporary differences between the financial and tax bases of assets and liabilities. Significant components of deferred tax assets and liabilities as of March 31, 1999 and 1998 were as follows:

                                                                        1999       1998
                                                                        ----       ----
                                                                         (In thousands)
      Deferred tax assets:
          Accrued liabilities for antitrust litigation                $  2,247    $      -
          Accrued liabilities for self-insurance (including
            postretirement health care benefits)                         2,649       8,324
          Accrued liabilities for executive and
            employee incentive compensation                              5,308       4,403
          Long-term contracts                                            3,283         618
          Accrued pension liability                                     14,381       6,386
          Accrued drydock liability                                      2,295       1,966
          Investments in joint ventures and affiliated companies         2,637       2,539
          Operating loss carryforwards                                   4,783      18,032
          Property, plant and equipment                                  1,425         664
          Accrued vacation pay                                           1,241       1,274
          Other                                                          7,294       5,960
      ------------------------------------------------------------------------------------
              Total deferred tax assets                                 47,543      50,166

          Valuation allowance for deferred tax assets                  (13,555)    (17,196)
      ------------------------------------------------------------------------------------
              Total deferred tax assets                                 33,988      32,970
      ------------------------------------------------------------------------------------
      Deferred  tax liabilities:
          Property, plant and equipment                                 11,749      21,859
          Long-term contracts                                            3,056       4,270
          Prepaid pension costs                                              -       3,388
          Other                                                            785       1,491
      ------------------------------------------------------------------------------------
              Total deferred tax liabilities                            15,590      31,008
      ------------------------------------------------------------------------------------
              Net deferred tax assets                                 $ 18,398    $  1,962
      ------------------------------------------------------------------------------------


Income (loss) before provision for income taxes and extraordinary item was as follows:

                                              1999        1998        1997
                                              ----        ----        ----
                                                     (In thousands)

     U.S.                                   $ 51,505   $(202,388)   $(5,675)
     Other than U.S.                         121,381     326,199      4,507
     ----------------------------------------------------------------------
     Income (loss) before provision
       for income taxes and
       extraordinary item                   $172,886   $ 123,811    $(1,168)
     ----------------------------------------------------------------------

The provision for income taxes consists of:

                                    1999      1998      1997
                                    ----      ----      ----
                                         (In thousands)
     Current:
       U.S. - Federal            $ 28,231    $26,985   $15,568
       U.S. - State and local       3,224      2,846      (366)
       Other than U.S.             (7,913)     2,174     4,130
     ---------------------------------------------------------
       Total current               23,542     32,005    19,332
     ---------------------------------------------------------

     Deferred:
       U.S. - Federal              (7,990)    (1,564)   (6,080)
       U.S. - State and local        (284)       178    (2,585)
       Other than U.S.             (5,260)     4,232     1,065
     ---------------------------------------------------------
       Total deferred             (13,534)     2,846    (7,600)
     ---------------------------------------------------------
     Provision for income taxes  $ 10,008    $34,851   $11,732
     ---------------------------------------------------------

The extraordinary loss of $38,719,000 did not result in any provision for or benefit from income taxes.

The current provision for other than U.S. income taxes in 1999, 1998 and 1997 includes a reduction of $525,000, $10,427,000 and $2,021,000, respectively, for the benefit of net operating loss carryforwards. In addition, fiscal 1999 included favorable tax settlements in foreign jurisdictions totaling approximately $21,806,000. Initial recognition of OPI pre-acquisition tax benefits in fiscal year 1997 resulted in a reduction of excess cost over fair value of assets acquired of $3,115,000.

JRM has provided a valuation allowance ($13,555,000 at March 31, 1999) for deferred tax assets that cannot be realized through carrybacks and future reversals of existing taxable temporary differences. The reduction of the valuation allowance resulting from the sale of a foreign subsidiary generated no tax benefit. Management believes that remaining deferred tax assets are realizable through carrybacks and future reversals of existing taxable temporary differences. An uncertainty that affects the ultimate realization of deferred tax assets is the risk of incurring losses in the future. This factor has been considered in determining the valuation allowance. Management will continue to assess the adequacy of the valuation allowance on a quarterly basis.

JRM has foreign net operating loss carryforwards of approximately $15,000,000 available to offset future taxable income in foreign jurisdictions.

JRM would be subject to withholding taxes on distributions of earnings from its U.S. and certain foreign subsidiaries. No taxes have been provided as these earnings are considered indefinitely reinvested. It is not practicable to estimate the deferred tax liability on these earnings.

NOTE 5 - RELATED PARTY TRANSACTIONS

Transactions with subsidiaries, divisions and controlled joint ventures of McDermott that are not disclosed elsewhere, are as follows:

                                                1999      1998      1997
                                                ----      ----      ----
                                                     (In thousands)

     Sale of marine construction services      $ 3,241   $22,173   $31,970
     Purchase of other services                  2,882     8,878    16,256
     Insurance premiums                         11,888     8,072     8,012
     Pension benefit                             1,323     1,120     1,094
     Corporate administrative expense           13,017    13,148    11,900
     Other administrative expense                4,376     5,197     6,629
     Interest expense                                4        97     6,655


During fiscal year 1997, JRM paid a $231,000,000 note payable to MII and purchased from MII certain diving support equipment and systems for $3,573,000 and nine cranes for use in JRM's fabrication and construction activities for $8,295,000. During fiscal year 1998, a tax adjustment of $1,128,000 on the above purchase was included in Capital in Excess of Par Value.

Under a non-competition agreement entered into in connection with the acquisition of OPI, a director who resigned in April 1996 received $1,500,000 in each of fiscal years 1999, 1998 and 1997 and will receive an additional payment of $1,500,000 in the next fiscal year.

In fiscal year 1995, JRM entered into an office sublease with an affiliate of one of its directors (who resigned in April 1996). Such sublease expired in March 1997. During fiscal year 1997, the affiliate paid $216,000 under the sublease. Under another agreement, JRM paid $576,000 to the affiliate in fiscal year 1997 and reimbursed the affiliate for out-of-pocket expenses for the management and operation of JRM's offshore producing oil and gas property.

JRM entered into agreements with an affiliate of another director (whose term as director ended in August 1997) pursuant to which JRM acquired interests in a certain offshore oil and gas property. During fiscal year 1996, JRM sold its interest in the property to the affiliate in exchange for an $8,000,000
convertible production payment relating to such property.   The production
payment allows JRM to share in up to $8,000,000 of the net proceeds on any production from the property based upon a percentage of its original interest in such property. In December 1995, this property was placed in production, and JRM earned approximately $174,000, $1,262,000 and $1,093,000 in fiscal years 1999, 1998 and 1997, respectively, under these agreements. In addition, during fiscal year 1998, JRM sold its investment in common stock of this affiliate and its interest in a limited partnership that is also an affiliate of this director. JRM also entered into agreements with two affiliates of the same former director to design, fabricate and install several offshore pipelines or structures. The value of these agreements was approximately $82,000,000. At March 31, 1997, all work under these agreements had been completed and invoiced.

McDermott provides administrative services to JRM under a service agreement. These services include the following: accounting, treasury, tax administration and other financial services; human relations; public relations; corporate secretarial; and corporate officer services. The cost of these services to JRM was $13,017,000, $13,148,000 and $11,900,000 for fiscal years 1999, 1998 and 1997, respectively. McDermott also provides other administrative services that are billed directly to JRM. These services include, but are not limited to, telecommunications and automation. The cost of these services to JRM was $4,376,000, $5,197,000 and $6,629,000 (including $2,087,000 for corporate officer severance) for fiscal years 1999, 1998 and 1997, respectively.

Certain officers and employees of JRM participate in certain benefit plans that involve the issuance of MII Common Stock.

See Note 3 for related party transactions with unconsolidated affiliates.

NOTE 6 LONG-TERM DEBT AND NOTES PAYABLE

                                                                  1999       1998
                                                                  ----       ----
                                                                   (In thousands)
Long-term debt consists of:

        Unsecured debt:
          9.375% Senior Subordinated Notes due 2006             $  1,397   $244,986
          ($250,000,000 principal amount)
        Other notes payable                                            -     16,454

        Secured debt:
          Floating rate notes, interest at one month LIBOR
          plus 2% (7.75% at March 31, 1998) due 1999                   -      4,503

          Capitalized Lease Obligations                              691      8,900
        ---------------------------------------------------------------------------
                                                                   2,088    274,843
        Less amounts due within one year                             306     29,021
        ---------------------------------------------------------------------------
        Long-term debt                                          $  1,782   $245,822
        ---------------------------------------------------------------------------

Notes payable and current maturities of long-term debt consist of:

        Short-term lines of credit - unsecured                  $      -   $  2,251
        Current maturities of long-term debt                         306     29,021
        ---------------------------------------------------------------------------

                                                                $    306   $ 31,272
        ---------------------------------------------------------------------------

        Weighted average interest rate on short-term borrowings     7.75%      7.69%
        ---------------------------------------------------------------------------

On March 5, 1999, JRM consummated its offer to purchase all of its outstanding 9.375% Senior Subordinated Notes at a purchase price of 113.046% of their principal amount ($1,130.46 per $1,000 principal amount), plus accrued and
unpaid interest.   On that date, JRM purchased $248,575,000 in principal amount of the notes for a total purchase price of $284,564,000, including interest of $3,560,000. As a result, JRM recorded an extraordinary loss of $38,719,000. In connection with the purchase of the notes, JRM received consents to certain amendments that amended or eliminated certain restrictive covenants and other provisions contained in the indenture relating to the notes. Specifically, the covenants contained in the indenture that restricted JRM's ability to pay dividends, repurchase or redeem its capital stock, or to transfer funds through unsecured loans to or investments in MII were eliminated.

Maturities of long-term debt during the five fiscal years subsequent to March 31, 1999 are as follows: 2000 - $306,000; 2001 - $259,000; 2002 - $125,000;
2003 - $0; 2004 - $0.

At March 31, 1999 and March 31, 1998, JRM had available various uncommitted short-term lines of credit from banks totaling $22,745,000 and $25,234,000, respectively. At March 31, 1999, JRM had no borrowings against these lines of credit. At March 31, 1998, JRM had borrowed $2,251,000 against these lines. At March 31, 1998, JRM and certain of its subsidiaries were parties to a revolving credit facility under which there were no borrowings. In June 1998, JRM and such subsidiaries entered into a new $200,000,000 three-year, unsecured credit agreement (the "JRM Credit Agreement") with a group of banks. Borrowings against the JRM Credit Agreement cannot exceed $50,000,000. The remaining $150,000,000 is reserved for the issuance of letters of credit. At March 31, 1999, JRM had no borrowings under the JRM Credit Agreement. Management does not anticipate JRM will need to borrow funds under the JRM Credit Agreement during fiscal year 2000. Subsequent to year-end, JRM elected to reduce the commitments on the JRM Credit Agreement from $200,000,000 to $100,000,000. Commitment fees are 0.35% of the unused portion of the commitment. Under the JRM Credit Agreement, there are certain restrictive covenants, including limitations on additional indebtedness, liens securing indebtedness, sales and leaseback transactions, investments, loans and advances and the maintenance of certain financial ratios. Commitment fees totaled approximately $610,000, $380,000 and $380,000 for fiscal years 1999, 1998 and 1997, respectively.

JRM is restricted, as a result of covenants in the JRM Credit Agreement, in its ability to transfer funds to MII and certain of its subsidiaries through unsecured loans or investments. At March 31, 1999, JRM could make unsecured loans to or investments in MII of approximately $75,000,000 and pay dividends to MII of approximately $146,300,000.

NOTE 7 - PENSION PLANS AND POSTRETIREMENT BENEFITS

JRM provides retirement benefits, primarily through non-contributory pension plans, for substantially all of its regular full-time employees. JRM does not provide retirement benefits to certain non-resident alien employees of foreign subsidiaries who are not citizens of a European Community country or who do not earn income in the United States or the United Kingdom. Salaried plan benefits are based on final average compensation and years of service, while hourly plan benefits are based on a flat benefit rate and years of service. JRM's funding policy is to fund applicable pension plans to meet the minimum funding requirements of the Employee Retirement Income Security Act of 1974 (ERISA) and, generally, to fund other pension plans as recommended by the respective plan actuary and in accordance with applicable law.

Postretirement life insurance benefits are supplied to certain employees based on postretirement contracts. Effective April 1, 1998, JRM terminated all other postretirement benefits. On the same date, the pension plans for the employees affected by the termination were amended to increase the benefits payable to offset the cost of postretirement health care and life insurance to the participants. The decrease in the postretirement benefit obligation was measured against the increase in the projected benefit obligation of the pension plans, and a resulting curtailment gain of $3,536,000 was recognized in fiscal year 1999.

Effective April 1, 1998, JRM adopted SFAS No. 132, "Employers' Disclosure about Pensions and Other Postretirement Benefits." SFAS No. 132 establishes new disclosure requirements for pension and postretirement benefits. Fiscal year 1998 balances have been restated to comply with the new requirements.


                                                              Pension Benefits         Other Benefits
                                                            1999          1998        1999        1998
                                                            ----          ----        ----        ----
                                                                         (In thousands)
Change in benefit obligation:
     Benefit obligation at beginning of fiscal year       $ 97,376      $ 76,469    $ 19,146    $ 17,510
     Service cost                                            7,773         5,680           -       1,065
     Interest cost                                           8,614         6,097          31       1,309
     Curtailments                                                -             -     (18,622)          -
     Amendments                                             16,548             -           -           -
     Change in assumptions                                  11,114         5,748           -           -
     Actuarial (gain) loss                                   8,519         4,153           -        (361)
     Benefits paid                                          (1,878)         (771)        (88)       (377)
--------------------------------------------------------------------------------------------------------
     Benefit obligation at end of year                     148,066        97,376         467      19,146
--------------------------------------------------------------------------------------------------------
Change in plan assets:
     Fair value of plan assets at beginning of year         78,181        64,910           -           -
     Actual return on plan assets                            8,776        12,862           -           -
     Company contributions                                   5,276         1,180          88         377
     Benefits paid                                          (1,959)         (771)        (88)       (377)
--------------------------------------------------------------------------------------------------------
     Fair value of plan assets at end of year               90,274        78,181           -           -
--------------------------------------------------------------------------------------------------------
     Funded status                                         (57,792)      (19,195)       (467)    (19,146)
     Unrecognized net obligation                            (1,157)       (1,570)          -           -
     Unrecognized prior service cost                        (7,405)       (8,044)          -           -
     Unrecognized actuarial (gain) loss                     27,977        11,573           -      (1,493)
--------------------------------------------------------------------------------------------------------
     Net amount recognized                                $(38,377)     $(17,236)   $   (467)   $(20,639)
--------------------------------------------------------------------------------------------------------
Amounts recognized in the statement of financial
position consist of:
     Accrued benefit liability                             (38,428)      (17,236)       (467)    (20,639)
     Intangible asset                                           28             -           -           -
     Accumulated other comprehensive income                     23             -           -           -
--------------------------------------------------------------------------------------------------------
     Net amount recognized                                $(38,377)     $(17,236)   $   (467)   $(20,639)
--------------------------------------------------------------------------------------------------------
Weighted average assumptions as of March 31
     Discount rate                                            7.00%         7.00%       7.00%       7.00%
     Expected return on plan assets                           8.25%         8.50%          -           -
     Rate of compensation increase                            4.50%         4.50%          -           -



                                                      Pension Benefits                      Other Benefits
                                               1999         1998        1997        1999            1998         1997
                                               ----         ----        ----        ----            ----         ----
                                                                         (In thousands)
Components of net periodic benefit cost:
     Service cost                           $  7,773      $  5,680    $  5,386    $      -          $1,065    $  1,289
     Interest cost                             8,614         6,097       5,029          31           1,309       1,383
     Expected return on plan assets           (6,674)       (5,527)     (6,598)          -               -           -
     Amortization of prior service cost         (639)         (639)       (639)          -               -           -
     Recognized net actuarial loss               865           451       2,094           -            (88)         150
----------------------------------------------------------------------------------------------------------------------
Net periodic benefit cost                   $  9,939      $  6,062    $  5,272    $     31          $2,286    $  2,822
----------------------------------------------------------------------------------------------------------------------

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $135,235,000, $95,697,000 and $74,940,000, respectively, for fiscal year ended March 31, 1999, and $85,017,000, $56,494,000 and $64,231,000, respectively, for fiscal year ended March 31, 1998.

NOTE 8 - IMPAIRMENT OF LONG-LIVED ASSETS AND GOODWILL

Impairment losses to write-down property, plant and equipment to estimated fair values and to write-off goodwill are summarized as follows:

                                          1999       1998      1997
                                          ----       ----      ----
                                                (In thousands)

     Property, plant and equipment:
       Assets to be held and used        $16,458   $  2,891   $19,228
       Assets to be disposed of              877      7,000    12,162
     Goodwill                             10,461    262,901         -
     ----------------------------------------------------------------
     Total                               $27,796   $272,792   $31,390
     ----------------------------------------------------------------

Property, plant and equipment--assets to be held and used

During fiscal years 1999, 1998, and 1997 management identified certain long-lived assets that were no longer expected to recover their entire carrying value through future cash flows. Fair value was generally determined based on sales prices of comparable assets. The assets included non-core, surplus and obsolete property, plant and equipment in substantially all of JRM's operating segments.

Property, plant and equipment--assets to be disposed of

In fiscal year 1999, JRM recorded a loss of $877,000 to reduce a building located near London to its fair value less cost to sell. Prior to recognition of the impairment loss, the building had a net book value of approximately $7,549,000. Management decided to sell the building as a result of its withdrawal from traditional European engineering operations. The building is expected to be sold during the next year.

In fiscal year 1998, JRM recorded a loss of $7,000,000 to reduce a Floating Production, Storage and Offloading System ("FPSO") to its estimated fair value less cost to sell. Prior to recognition of the impairment loss, the FPSO had a net book value of approximately $21,500,000. The estimated fair value was determined based upon management's best estimate, as these types of vessels are somewhat unique in nature. Management decided to sell the FPSO as a result of a strategic decision to exit this market. Excluding the impairment loss, net income for fiscal year 1998 for the FPSO was $2,774,000. The FPSO was sold during fiscal year 1999 resulting in a loss on asset disposal of approximately $2,382,000.

In fiscal year 1997, JRM recorded losses of $12,162,000 to reduce certain property and equipment to estimated fair values less cost to sell. Prior to recognition of the impairment losses, the carrying value of these assets totaled approximately $18,950,000. Excluding the impairment losses, results of operations for fiscal year 1997 for these assets were not material. Substantially all of these assets were disposed of in fiscal year 1998, with no significant gain or loss recognized.

Goodwill

In fiscal year 1999, JRM wrote off $4,834,000 associated with the acquisition of a Mexican shipyard acquired in a prior year. Management determined that the goodwill related to the Mexican shipyard had no value as the facility's intended use was as a new-build facility, and the facility has been engaged primarily in ship repair. Also in fiscal year 1999, JRM wrote off $5,627,000 related to an engineering business acquired in a prior year due to management's determination that the business had no value as management has decided to withdraw from the third-party engineering business. Total annual amortization of this goodwill was approximately $1,524,000.

In fiscal year 1998, JRM wrote off $262,901,000 associated with the acquisition of OPI. In December 1997, management decided to exit the traditional shallow water business, and abandoned OPI-type work. The decision was based upon the industry outlook, the departure of key OPI executives, the disposal of significant OPI joint ventures and the disposal of major OPI vessels. Annual amortization of the OPI goodwill was approximately $21,800,000.

NOTE 9 - CAPITAL STOCK

At March 31, 1999 and 1998, 14,538,270 and 14,634,966 shares, respectively, of
Common Stock were reserved for issuance in connection with the possible conversion of Series A $2.25 Cumulative Convertible Preferred Stock ("Series A Preferred Stock"), the exercise of stock options and awards of restricted stock under JRM's stock incentive plans and contributions to the Thrift Plan described in Note 10.

At March 31, 1999 and 1998, MII owned 3,200,000 shares of JRM's Series A Preferred Stock. Shares of Series A Preferred Stock are entitled to one vote per share, voting as a single class with the Common Stock, and a liquidation preference of $50.00 per share. Dividends on Series A Preferred Stock are cumulative at the annual rate of $2.25 per share. Series A Preferred Stock is redeemable for cash at the option of JRM, at any time through January 31, 2000 provided that the last reported sales price of JRM's Common Stock in its principal trading market for any 20 trading days within a period of 30 consecutive trading days is at least $55.74, or any time after January 31, 2000 at a price equal to $52.00 per share, plus accrued and unpaid dividends. Each share of Series A Preferred Stock is convertible into 1.794 shares of Common Stock at any time after a call by JRM for redemption of any or all of the outstanding Series A Preferred Stock or at any time after January 31, 2000.

During fiscal year 1998, JRM's Board of Directors approved the repurchase of up to two million shares of its common stock from time to time on the open market or through negotiated transactions, depending on the availability of cash and market conditions. The purpose of the repurchases was to offset dilution created by the issuance of shares pursuant to JRM's stock compensation and thrift plans. JRM repurchased 362,500 shares at an average share price of $37.31 during fiscal year 1998. During fiscal year 1999, JRM's Board authorized the repurchase of up to an additional one million shares of its common stock. JRM repurchased another 1,837,700 shares of its common stock at an average share price of $31.67 through October 8, 1998, at which time JRM ceased all further share repurchases. At such time, JRM had repurchased 2,200,200 of the three million shares of its common stock authorized to be repurchased.

Subsequent Event - On May 13, 1999, MII commenced a tender offer to acquire all outstanding shares of JRM not already owned by MII for $35.62 per share. JRM currently has approximately 39,060,000 shares outstanding, of which MII owns approximately 63%. Under the merger agreement, any shares not purchased in the tender offer will be acquired for the same price in cash in a second-step merger. MII estimates that it will require approximately $560,000,000 to consummate the tender offer and second-step merger and to pay related fees and expenses. MII expects to obtain the funds from cash on hand and from a new $525,000,000 senior secured term loan facility with Citibank, N.A. The facility will terminate and all borrowings thereunder will mature upon the earlier of five business days after the consummation of the second-step merger or September 30, 1999. When the facility terminates, JRM will declare and pay a dividend and/or loan to MII such amounts that, together with MII's available cash, will be used to repay all outstanding loans under the facility. The facility is secured by a first priority pledge of all JRM capital stock and securities convertible into JRM capital stock held by or acquired by MII or any of its subsidiaries.

NOTE 10 - STOCK PLANS

Executive Long-Term Incentive Compensation Plan - A total of 3,024,899 shares of Common Stock are available for stock option grants and restricted stock awards to officers and key employees under this plan at March 31, 1999. The plan permits the grant of nonqualified stock options, incentive stock options and restricted stock. Options to purchase shares are granted at not less than 100% of the fair market value on the date of the grant, become exercisable at such time or times as determined when granted and expire not more than ten years after the date of grant. Under the plan, eligible employees may be granted rights to purchase shares of Common Stock at $1.00 per share, which shares are subject to restrictions on transfer that lapse at such times and circumstances as specified when granted. During fiscal years 1999 and 1998, performance-based restricted stock awards were granted to certain officers and key employees under the plan. Under the provisions of the performance-based awards, no shares are issued at the time of the initial award and the number of shares which will ultimately be issued shall be determined based on the change in the market value of JRM's Common Stock over a specified performance period. The performance-based awards in fiscal years 1999 and 1998 were represented by initial notional grants totaling 46,480 and 32,510 rights to purchase restricted shares of Common Stock, respectively. These rights had weighted average fair values of $31.44 and $36.53 on their respective dates of grant during fiscal years 1999 and 1998. Through March 31, 1999, a total of 112,940 shares of restricted stock (including 58,700 shares issued in fiscal year 1997 with a weighted average fair value of $23.78 per share) have been issued under the plan. No restricted shares were issued in fiscal years 1999 or 1998.

Nonemployee Director Stock Plan - A total of 90,400 shares of Common Stock are available for grants of options, and rights to purchase restricted shares, to non-employee directors under this plan at March 31, 1999. Options to purchase 600, 200 and 200 shares will be granted on the first, second, and third years of a Director's term at not less than 100% of the fair market value on the date of grant. Options become exercisable, in full, six months after the date of grant, and expire ten years and one day after the date of grant. Rights to purchase 300, 100 and 100 shares are granted on the first, second and third years, respectively, of a Director's term, at $1.00 per share, which shares are subject to restrictions on transfer that lapse at the end of such term. Through March 31, 1999, a total of 3,800 shares of restricted stock have been issued under the Nonemployee Director Stock Plan.

1995 Senior Management Stock Option Plan - Under this plan, senior management employees may be granted options to purchase shares of Common Stock. The Board of Directors determines the total number of shares available for grant from time to time. Options to purchase shares are granted at not less than 100% of the fair market value on the date of grant, become exercisable at such time or times as determined when granted, and expire not more than ten years after the date of grant.

In the event of a change in control of JRM, all three programs have provisions that may cause restrictions to lapse and accelerate the exercisability of options outstanding.

The following table summarizes activity for JRM's stock option plans (share data in thousands):

                                      1999                   1998                 1997
                            -----------------------    ------------------   ------------------
                                          Weighted-            Weighted-             Weighted-
                                           Average              Average               Average
                                          Exercise              Exercise             Exercise
                            Options        Price       Options   Price      Options   Price
-----------------------------------------------------------------------------------------------
Outstanding, April 1          687          $24.21       1,039    $17.31     1,092     $13.47
Granted                       250          $32.41         141    $37.54       276     $24.33
Exercised                     (60)         $22.37        (442)   $12.64      (297)    $ 9.56
Cancelled/forfeited           (38)         $23.92         (51)   $21.21       (32)    $18.91
-----------------------------------------------------------------------------------------------
Outstanding, March 31         839          $26.80         687    $24.21     1,039     $17.31
-----------------------------------------------------------------------------------------------
Exercisable, March 31         407          $23.75         244    $21.31       490     $13.15
-----------------------------------------------------------------------------------------------

The following tables summarize the range of exercise prices and the weighted average remaining contractual life of the options outstanding and the range of exercise prices for the options exercisable at March 31, 1999 (share data in thousands):


                                   Options Outstanding
-----------------------------------------------------------------------------------------------
                                                    Weighted
                                                    Average
                                                   Remaining        Weighted
         Range of                                 Contractual        Average
     Exercise Prices              Outstanding    Life in Years   Exercise Price
-----------------------------------------------------------------------------------------------
          $6.00                         4             1.6           $ 6.00
     $16.69 - $17.00                  197             7.0           $16.74
     $22.13 - $27.69                  258             7.3           $23.83
     $32.44 - $38.66                  380             4.4           $34.22
                                      ---
     $6.00 - $38.66                   839             5.8           $26.80
                                      ---

                                       Options Exercisable
-----------------------------------------------------------------------------------------------
                                                                   Weighted
         Range of                                                  Average
     Exercise Prices                       Exercisable          Exercise Price
------------------------------------------------------------------------------------------------
          $6.00                                   4                $ 6.00
     $16.69 - $17.00                            138                $16.77
     $22.13 - $27.69                            187                $23.72
     $32.44 - $38.66                             78                $37.01
                                                ---
     $6.00 - $38.66                             407                $23.75
                                                ---

As discussed in Note 1, JRM applies APB 25 and related interpretations in accounting for its stock-based compensation plans. Charges to income related to stock plan awards totaled approximately $1,174,000, $1,541,000 and $965,000 for the fiscal years ended March 31, 1999, 1998 and 1997, respectively. If JRM had accounted for its stock plan awards using the alternative fair value method of accounting under SFAS No. 123, "Accounting for Stock-Based Compensation," its net income (loss) and earnings (loss) per share would have been the pro forma amounts indicated as follows:

                                                  1999         1998         1997
                                               ---------     --------     -------
                                             (In thousands, except per share data)
     Net income (loss):
          As reported                           $124,159      $88,960     $(12,900)
          Pro forma                             $122,582      $88,839     $(13,358)
     Basic earnings (loss) per share:
          As reported                           $   2.95      $  2.00     $  (0.50)
          Pro forma                             $   2.91      $  1.99     $  (0.51)
     Diluted earnings (loss) per share:
          As reported                           $   2.72      $  1.89     $  (0.50)
          Pro forma                             $   2.69      $  1.89     $  (0.51)

The above pro forma information is not indicative of future pro forma amounts. SFAS No. 123 does not apply to awards prior to fiscal year 1996 and additional awards in future years are anticipated. The fair value of each option grant was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

                                                          1999    1998    1997
                                                         -----   -----   -----

     Risk-free interest rate                              4.70%   5.41%   6.28%
     Volatility factor of the expected  market price
        of JRM's common stock                              .53     .41     .41
     Expected life of the option in years                  3.5     3.6     5.0
     Expected dividend yield of JRM's common stock           0%      0%      0%

The weighted average fair value of the stock options granted in fiscal years 1999, 1998 and 1997 was $13.98, $13.85 and $11.09, respectively.

Thrift Plan

Certain employees of JRM participate in the Thrift Plan for Employees of McDermott Incorporated and Participating Subsidiary and Affiliated Companies (the "Thrift Plan"), which is a defined contribution plan maintained by a subsidiary of McDermott. On June 5, 1995, a maximum of 5,000,000 of the authorized and unissued shares of JRM's Common Stock was reserved for possible issuance as the JRM employer match for employee contributions to the Thrift Plan. Such employer contributions equal 50% of the first 6% of compensation, as defined in the Thrift Plan, contributed by participants, and fully vest and are non-forfeitable after five years of service or upon retirement, death, lay-off or approved disability. During fiscal years 1999, 1998 and 1997, 68,104, 65,727 and 77,112 shares, respectively, were issued as employer contributions pursuant to the Thrift Plan. At March 31, 1999, 4,708,701 shares remained available for issuance.

NOTE 11 - CONTINGENCIES AND COMMITMENTS

Investigations and Litigation - In March 1997, JRM and MII, with the help of outside counsel, began an investigation into allegations of wrongdoing by a limited number of former employees of JRM and MII and others. The allegations concerned the heavy-lift business of JRM's HeereMac joint venture ("HeereMac") with Heerema Offshore Construction Group, Inc. ("Heerema"). Upon becoming aware of these allegations, JRM and MII notified authorities, including the Antitrust Division of the U.S. Department of Justice and the European Commission. As a result of JRM's and MII's prompt disclosure of the allegations, both companies and their officers, directors and employees at the time of the disclosure were granted immunity from criminal prosecution by the Department of Justice for any anti-competitive acts involving worldwide heavy-lift activities.

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

In June 1998, Phillips Petroleum Company (individually and on behalf of certain co-venturers) and certain related entities (the "Phillips Plaintiffs") filed a lawsuit in the United States District Court for the Southern District of Texas against JRM, MII, McDermott Incorporated, McDermott-ETPM, Inc., certain JRM subsidiaries, HeereMac, Heerema, certain Heerema affiliates, and others alleging that the defendants engaged in anti-competitive acts in violation of Sections 1 and 2 of the Sherman Act and Sections 15.05 (a) and (b) of the Texas Business and Commerce Code, engaged in fraudulent activity and tortiously interfered with the plaintiffs' businesses in connection with certain offshore transportation and installation projects in the Gulf of Mexico, North Sea and Far East (the "Phillips Litigation"). In December 1998, Den norske stats oljeselskap a.s., individually and on behalf of certain of its ventures and its participants, filed a similar lawsuit in the same court. In addition to seeking injunctive relief, actual damages and attorneys' fees, the plaintiffs in the Phillips Litigation have requested punitive as well as treble damages. In January 1999, the court dismissed without prejudice, due to the court's lack of subject matter jurisdiction, the claims of the Phillips Plaintiffs relating to alleged injuries sustained on any foreign projects.

In June 1998, Shell Offshore, Inc. and certain related entities also filed a lawsuit in the United States District Court for the Southern District of Texas against JRM, MII, McDermott Incorporated, McDermott-ETPM Inc., certain JRM subsidiaries, HeereMac, Heerema and others alleging that the defendants engaged in anti-competitive acts in violation of Sections 1 and 2 of the Sherman Act (the "Shell Litigation"). Subsequent thereto, Amoco Production Company and BP Exploration & Oil, Inc.; Amerada Hess Corporation; Conoco Inc. and certain of its affiliates; Texaco Exploration and Production Inc. and certain of its affiliates; Elf Exploration UK PLC and Elf Norge a.s.; Burlington Resources Offshore, Inc. and The Louisiana Land & Exploration Company; Marathon Oil Company and certain of its affiliates; VK-Main Pass Gathering Company, L.L.C., Green Canyon Pipeline Company, L.L.C. and Delos Gathering Company, L.L.C.; Chevron U.S.A. Inc. and Chevron Overseas Petroleum Inc.; Shell U.K. Limited and certain of its affiliates;Woodside Energy, Ltd.; and Saga Petroleum, S.A. intervened (acting for themselves and, if applicable, on behalf of their respective co-venturers and for whom they operate) as plaintiffs in the Shell Litigation. Also, in December

1998, Total Oil Marine p.l.c. and Norsk Hydro Produksjon a.s., individually and on behalf of their respective co-venturers, filed similar lawsuits in the same court, which lawsuits were consolidated with the Shell Litigation. In addition to seeking injunctive relief, actual damages and attorneys' fees, the plaintiffs in the Shell Litigation request treble damages.

JRM and MII are also cooperating with an Securities and Exchange Commission (the "SEC") investigation into whether the companies may have violated U.S. securities laws in connection with, but not limited to, the matters described above. JRM and MII are subject to a judicial order entered in 1976, with the consent of McDermott Incorporated (which at that time was the parent of the McDermott group of companies), pursuant to an SEC complaint (the "Consent Decree"). The Consent Decree prohibits the companies from making false entries in their books, maintaining secret or unrecorded funds or using corporate funds for unlawful purposes. Violations of the Consent Decree could result in substantial civil and/or criminal penalties to the companies.

As a result of the initial allegations of wrongdoing in March 1997, both JRM and MII formed and continue to maintain special committees of their Board of Directors to monitor and oversee the companies' investigation into all of these matters.

It is not possible to predict the ultimate outcome of the Department of Justice investigation, the SEC investigation, the companies' internal investigation, the above-referenced lawsuits, or any actions that may be taken by others as a result of HeereMac's guilty plea or otherwise. However, these matters could result in civil and criminal liability and have a material adverse effect on JRM's consolidated financial position and results of operations.

Two purported class actions have been filed in the Civil District Court for the Parish of Orleans, State of Louisiana, by alleged public shareholders of JRM, challenging MII's initial proposal to acquire the publicly traded shares of JRM Common Stock in a stock for stock merger. On May 7, 1999, JRM and MII announced that they had entered into a merger agreement pursuant to which MII will acquire all of such publicly traded shares of JRM Common Stock for $35.62 per share pursuant to a cash tender offer followed by a second-step merger. On the same day, the Court entered an order consolidating the two actions under the caption In re J. Ray McDermott Shareholder Litigation. There have been no further proceedings in either of the actions to date. JRM and MII believe that the actions are without merit and intend to contest these suits vigorously.

Additionally, due to the nature of its business, JRM is, from time to time, involved in routine litigation related to its business activities. It is management's opinion that none of this routine litigation will have a material adverse effect on JRM's consolidated financial position or results of operations.

Operating Leases - Future minimum payments required under operating leases that have initial or remaining noncancellable lease terms in excess of one year at March 31, 1999 are as follows:

                         Fiscal year           Amount
                         -----------           ------

                           2000            $  3,756,000
                           2001            $  2,954,000
                           2002            $  1,719,000
                           2003            $  1,692,000
                           2004            $  1,570,000
                           thereafter      $ 36,605,000.

Total rental expense for fiscal years 1999, 1998 and 1997 was $70,790,000, $74,262,000 and $67,990,000, respectively. These expense amounts include contingent rentals and are net of sublease income, neither of which are material.

Other - JRM maintains liability and property insurance against such risk and in such amounts as it considers adequate. However, certain risks are either not insurable or insurance is available only at rates which JRM considers uneconomical.

JRM is contingently liable under standby letters of credit totaling $188,206,000 (including $16,434,000 issued on behalf of a former unconsolidated joint venture) at March 31, 1999, all of which were issued in the normal course of business. In addition, JRM has a limited guarantee of approximately $51,000,000 of debt incurred by an unconsolidated foreign joint venture.

NOTE 12 - FINANCIAL INSTRUMENTS WITH CONCENTRATIONS OF CREDIT RISK

The principal customers of JRM are the offshore oil, natural gas and hydrocarbon processing industries and other marine construction companies. These concentrations of customers may impact JRM's overall exposure to credit risk, either positively or negatively, in that the customers may be similarly affected by changes in economic or other conditions. In addition, JRM and its customers operate worldwide giving rise to exposure to risks associated with the economic and political forces of various countries and geographic areas. (See Note 16 for information about JRM's operations in different geographic areas.) However, JRM's management believes that the portfolio of receivables is well diversified and that this diversification minimizes any potential credit risk. Receivables are generally not collateralized.

JRM believes that its provision for possible losses on uncollectible accounts receivable is adequate for its credit loss exposure. At March 31, 1999 and 1998, the allowance for possible losses deducted from Accounts receivable-trade on the accompanying balance sheet was $826,000 and $2,164,000, respectively.

NOTE 13 - INVESTMENTS

The following is a summary of available-for-sale debt securities at March 31, 1999:

                                                                                    Gross        Gross    Estimated
                                                                   Amortized     Unrealized   Unrealized    Fair
                                                                     Cost          Gains        Losses      Value
                                                                   ---------     ---------    ----------    ------
                                                                                      (In thousands)
            U. S. Treasury securities and obligations
              of U.S. government agencies                           $310,742       $1,757         $401   $312,098
            Corporate notes and bonds                                 98,322            3           43     98,282
            Other debt securities                                     73,345            -            -     73,345
            -----------------------------------------------------------------------------------------------------
            Total                                                   $482,409       $1,760         $444   $483,725
            -----------------------------------------------------------------------------------------------------

The amortized cost and estimated fair value amounts of debt securities at March 31, 1999 include $241,000 in other debt securities that are reported as cash equivalents. At March 31, 1999, JRM's investments also include $19,450,000 in time deposits.

The following is a summary of available-for-sale debt securities at March 31, 1998:

                                                                                 Gross         Gross     Estimated
                                                            Amortized          Unrealized    Unrealized    Fair
                                                              Cost                Gains        Losses      Value
                                                           -----------         ----------   -----------  ---------
                                                                                  (In thousands)
      U. S. Treasury securities and obligations
        of U.S. government agencies                          $ 182,856             $  329        $  656  $ 182,529
      Corporate notes and bonds                                 72,767                 36            24     72,779
      ------------------------------------------------------------------------------------------------------------
            Total                                            $ 255,623             $  365        $  680  $ 255,308
      ------------------------------------------------------------------------------------------------------------

At March 31, 1998, JRM's investments also included $288,350,000 in time deposits.

Proceeds, gross realized gains and gross realized losses on sales of available-for-sale debt securities were as follows:

                                            Gross      Gross
                                           Realized   Realized
             Fiscal year       Proceeds     Gains      Losses
             -----------       --------    --------  ----------
                 1999        $24,815,000   $44,000   $ 13,000
                 1998        $ 1,338,000         -   $672,000
                 1997        $ 4,589,000   $20,000          -

The amortized cost and estimated fair value of available-for-sale debt securities at March 31, 1999, by contractual maturity, are as follows:

                                                                  Estimated
                                                  Amortized          Fair
                                                     Cost            Value
                                                  ---------       ----------
                                                        (In thousands)

          Due in one year or less                 $ 223,412        $ 223,607
          Due after one through three years         258,997          260,118
          ------------------------------------------------------------------
          Total                                   $ 482,409        $ 483,725
          ------------------------------------------------------------------

NOTE 14 - DERIVATIVE FINANCIAL INSTRUMENTS

JRM operates internationally giving rise to exposure to market risks from changes in foreign exchange rates. Derivative financial instruments, primarily forward exchange contracts, are utilized to reduce those risks. JRM does not hold or issue financial instruments for trading purposes.

Forward exchange contracts are entered into primarily as hedges of certain firm purchase and sale commitments denominated in foreign currencies. At March 31, 1999, JRM had no outstanding forward exchange contracts. At March 31, 1998, JRM had forward exchange contracts to purchase $42,674,000 in foreign currencies (primarily Pound Sterling and Singapore Dollars), and to sell $18,910,000 in foreign currencies (primarily Singapore Dollars), at varying maturities through fiscal year 1999.

Deferred realized and unrealized gains and losses from hedging firm purchase and sale commitments are included on a net basis in the balance sheet as a component of either other current assets or accrued liabilities. They are recognized as part of the purchase or sale transaction when it is recognized, or as other gains or losses when a hedged transaction is no longer expected to occur. At March 31, 1999, JRM had no deferred gains or losses related to forward exchange contracts. At March 31, 1998, JRM had deferred gains of $586,000 and deferred losses of $24,000 related to forward exchange contracts which were recognized in accordance with the percentage of completion method of accounting.

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

Investments: The fair values of investments are estimated based on quoted market prices. For investments that have no quoted market prices, fair values are derived from available yield curves for investments of similar quality and terms.

Long and short-term debt: The fair values of debt instruments are based on quoted market prices or, where quoted prices are not available, on the present value of future cash flows discounted at estimated borrowing rates for similar debt instruments or on estimated prices based on current yields for debt issues of similar quality and terms.

Foreign currency exchange contracts: The fair values of foreign currency forward exchange contracts are estimated by obtaining quotes from brokers. At March 31, 1999, JRM had no outstanding forward exchange contracts. At March 31, 1998, JRM had net forward exchange contracts to purchase foreign currencies with notional values of $23,764,000 and fair values of $24,238,000, respectively.

The estimated fair values of JRM's financial instruments are as follows:

                                                 March 31, 1999         March 31, 1998
                                           ------------------------  --------------------
                                             Carrying      Fair      Carrying      Fair
                                              Amount       Value     Amount       Value
                                            ----------    ---------  ---------  ---------
                                                                    (In thousands)
     Balance Sheet Instruments

     Cash and cash equivalents                $ 65,996     $ 65,996   $152,011   $152,011
     Investments                               502,934      502,934    543,658    543,658
     Debt excluding capital leases               1,397        1,491    268,194    293,072


NOTE 16 - SEGMENT REPORTING

JRM supplies worldwide services for the offshore oil and gas exploration, production and hydrocarbon processing industries and to other marine construction companies. Principal activities include the design, engineering, fabrication and installation of offshore drilling and production platforms, specialized structures, modular facilities, marine pipelines and subsea production systems. JRM also provides procurement activities and removal, salvage and refurbishment services for offshore fixed platforms. These activities are managed and results are evaluated primarily on a geographic area basis. Engineering Operations, which includes project management services and engineering services, is primarily managed and evaluated on a worldwide basis. Other is comprised of chartering activity as well as consolidating adjustments that pertain to operations but are excluded from management's evaluation of segment performance.

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

On May 7, 1998, JRM sold its interest in McDermott Engineering (Europe) Limited. Management also intends to exit other European engineering operations. In fiscal years 1999, 1998 and 1997, these operations had revenues of $89,347,000, $288,687,000 and $295,343,000, respectively, and operating income (loss) of $(7,138,000), $6,177,000 and $9,739,000, respectively. Operating income (loss)
for fiscal years 1999 and 1998 include closure costs and other disposition losses of $2,818,000 and $4,200,000, respectively.

JRM does not believe it is dependent on any one customer. Sales to major customers that exceeded 10% of revenues were: 1999--none; 1998--customer A $208,299,000 (11%); and 1997--customer A $235,590,000 (17%), customer B
$153,274,000 (11%). Customer A is a customer of both the North American Operations segment and the Europe Operations segment. Customer B is a customer of the Europe Operations segment.


Segment Information for the Three Fiscal Years Ended March 31, 1999.

1.  Information about JRM's Operations in Different Segments.

                                                    1999          1998            1997
                                                 ----------    ----------       ---------
                                                             (In thousands)
     REVENUES/(1)/
          North American Operations              $  556,522    $  707,985       $  566,876
          Middle East Operations                    235,094       345,146          192,578
          Far East Operations                       372,676       336,692          221,159
          Europe and West Africa Operations         100,293       378,037          361,633
          Engineering Operations                     60,110       131,046           93,920
          Other                                       9,478        34,000           30,690
          Eliminations                              (54,603)      (77,420)         (58,387)
          --------------------------------------------------------------------------------
          Total Revenues                         $1,279,570    $1,855,486       $1,408,469
          --------------------------------------------------------------------------------

     /(1)/ Segment revenues are net of the following intersegment transfers:

           North American Operations              $    5,014    $       89       $      590
           Middle East Operations                      1,048         2,168                -
           Far East Operations                           128             -                -
           Europe and West Africa Operations               -           315            1,274
           Engineering Operations                     35,109        58,465           46,684
           Other                                      13,304        16,383            9,839
           --------------------------------------------------------------------------------

           Total Intersegment Transfers           $   54,603    $   77,420       $   58,387
           --------------------------------------------------------------------------------


OPERATING INCOME:                                           1999         1998        1997
                                                          --------     --------     -------
                                                                    (In thousands)
          Segment Operating Income (Loss):
               North American Operations                  $ 51,115    $  75,588    $  30,076
               Middle East Operations                       40,502       34,292        1,432
               Far East Operations                          67,108      (11,306)      (4,016)
               Europe and West Africa Operations            (3,350)      15,093      (17,514)
               Engineering Operations                       (4,235)       3,775        5,960
               Other                                       (24,658)     (10,320)      (5,119)
          -----------------------------------------------------------------------------------
          Total Segment Operating Income                  $126,482    $ 107,122    $  10,819
          -----------------------------------------------------------------------------------

          Gain (Loss) On Asset Disposals
               and Impairments - Net:
               North American Operations/(1)/             $(10,233)   $  (6,532)   $  19,626
               Middle East Operations                          (47)         (34)        (176)
               Far East Operations                          (4,311)         817          792
               Europe and West Africa Operations/(2)/       34,890      224,552       21,758
               Engineering Operations                       (5,635)         (25)         (14)
               Other/(3)/                                    3,956     (258,897)     (12,965)
          -----------------------------------------------------------------------------------
           Total Gain (Loss) on Asset Disposals
               and Impairments - Net                      $ 18,620    $ (40,119)   $  29,021
          -----------------------------------------------------------------------------------

          Income (Loss) From Investees:
               North American Operations                  $ (1,239)   $   4,539    $   7,439
               Far East Operations                          13,350        4,253         (815)
               Europe and West Africa Operations/(4)/          127       59,748      (14,584)
               Other                                        (1,568)       1,696          127
          -----------------------------------------------------------------------------------
          Total Income (Loss) from Investees              $ 10,670    $  70,236    $  (7,833)
          -----------------------------------------------------------------------------------

          SEGMENT INCOME (LOSS):
               North American Operations                  $ 39,643    $  73,595    $  57,141
               Middle East Operations                       40,455       34,258        1,256
               Far East Operations                          76,147       (6,236)      (4,039)
               Europe and West Africa Operations/(5)/       31,667      299,393      (10,340)
               Engineering Operations                       (9,870)       3,750        5,946
               Other                                       (22,270)    (267,521)     (17,957)
          -----------------------------------------------------------------------------------

          Total Segment Income                             155,772      137,239       32,007
          -----------------------------------------------------------------------------------

          General Corporate Expenses                       (13,421)     (13,064)     (16,610)
          -----------------------------------------------------------------------------------

          Total Operating Income                          $142,351    $ 124,175    $  15,397
          -----------------------------------------------------------------------------------

/(1)/ Fiscal year 1998 includes the write-down of certain marine vessels in the amount of $9,891,000.
/(2)/ Fiscal year 1998 includes a $224,472,000 gain on asset disposal resulting from the termination of the HeereMac joint venture.
/(3)/ Fiscal year 1998 includes the write-off of $262,901,000 of goodwill associated with the acquisition of OPI.
/(4)/ Fiscal year 1998 includes a $61,637,000 distribution of earnings resulting from the termination of the HeereMac joint venture.
/(5)/ Fiscal year 1999 includes a $37,353,000 gain resulting from the termination of the McDermott-ETPM joint venture.

                                                                  1999        1998          1997
                                                              ----------   ----------    ---------
                                                                          (In thousands)
     SEGMENT ASSETS
          North American Operations                           $  250,298   $  281,331   $  303,093
          Middle East Operations                                  99,228       95,761      103,518
          Far East Operations                                    127,491      121,529      116,611
          Europe and West Africa Operations/(1)/                  50,014      250,574      367,978
          Engineering Operations                                   7,064       20,274       25,712
          Other/(2)/                                              51,908      104,674      396,890
          ----------------------------------------------------------------------------------------
               Total Segment Assets                              586,003      874,143    1,313,802
          ----------------------------------------------------------------------------------------
               Corporate Assets                                  595,970      674,577      192,990
          ----------------------------------------------------------------------------------------
               Total Assets                                   $1,181,973   $1,548,720   $1,506,792
          ----------------------------------------------------------------------------------------

/(1)/  Segment assets of Europe and West Africa Operations decreased approximately
       $170,000,000 from 1998 to 1999, primarily as a result of the dispositions of McDermott Subsea Constructors Limited (see Note 3) and McDermott
       Engineering (Europe) Limited.
/(2)/ At March 31, 1997, Other segment assets include $279,218,000 of goodwill associated with the acquisition of OPI. Corresponding amortization of this goodwill is reflected among the reportable segments.

CAPITAL EXPENDITURES
          North American Operations                           $   20,518   $   11,916   $   37,603
          Middle East Operations                                   3,309        4,915        7,028
          Far East Operations                                     26,888        1,684        8,551
          Europe and West Africa Operations/(1)/                  33,000       35,071       12,280
          Engineering Operations                                     330          447          529
          Other                                                      371        3,671           91
          ----------------------------------------------------------------------------------------
               Total Capital Expenditures                     $   84,416   $   57,704   $   66,082
          ----------------------------------------------------------------------------------------

/(1)/ Fiscal year 1999 amount represents property, plant and equipment acquired through the termination of the McDermott-ETPM joint venture. Fiscal year
       1998 includes property, plant and equipment of $30,559,000 acquired through the termination of the HeereMac joint venture.

DEPRECIATION AND AMORTIZATION
          North American Operations                           $   25,018   $   28,883   $   30,451
          Middle East Operations                                   4,141        6,183        6,518
          Far East Operations                                      8,174       10,231       10,942
          Europe and West Africa  Operations                       5,731       31,488       35,642
          Engineering Operations                                   1,308        1,895        2,407
          Other                                                   10,946       13,656       11,783
          ----------------------------------------------------------------------------------------
               Segment Depreciation and Amortization              55,318       92,336       97,743
          ----------------------------------------------------------------------------------------
               Corporate Depreciation and Amortization             1,443        1,507        1,932
          ----------------------------------------------------------------------------------------
               Total Depreciation and Amortization            $   56,761   $   93,843   $   99,675
          ----------------------------------------------------------------------------------------

INVESTMENTS IN UNCONSOLIDATED AFFILIATES
          North American Operations                           $        -   $       77   $        -
          Far East Operations                                      1,732       10,075        7,946
          Europe and West Africa Operations                        8,453       13,887       61,431
          Other                                                    3,463        5,030        3,335
          ----------------------------------------------------------------------------------------
           Total Investments in Unconsolidated Affiliates     $   13,648   $   29,069   $   72,712
          ----------------------------------------------------------------------------------------



2.   Information about JRM's Service Lines.
                                                                                     1999         1998         1997
                                                                                    -------      -------     -------
                                                                                             (In thousands)
     Revenues:
          Offshore Operations                                                     $  605,024  $  743,114   $  591,021
          Fabrication Operations                                                     376,450     455,306      376,257
          Engineering Operations                                                     115,594     276,422      235,672
          Procurement Activities                                                     273,308     425,440      240,108
          Adjustments and Eliminations                                               (90,806)    (44,796)     (34,589)
          -----------------------------------------------------------------------------------------------------------
               Total Revenues                                                     $1,279,570  $1,855,486   $1,408,469
          -----------------------------------------------------------------------------------------------------------

3.   Information about JRM's Operations in Different Countries.

     Revenues/(1)/:
          United States                                                           $  428,731  $  657,068   $  468,168
          Indonesia                                                                  206,085     143,644       45,299
          Qatar                                                                      132,503     261,015       99,085
          United Kingdom                                                              98,955     324,063      284,594
          Myanmar                                                                     80,130     110,692       51,014
          Other Countries                                                            333,166     359,004      460,309
          -----------------------------------------------------------------------------------------------------------
               Total Revenues                                                     $1,279,570  $1,855,486   $1,408,469
          -----------------------------------------------------------------------------------------------------------

/(1)/ Revenues are allocated based on the location of the customer.

      Property, Plant and Equipment:
          United States                                                           $  120,390  $  129,551   $  139,277
          Mexico                                                                      48,246      23,800       24,296
          Indonesia                                                                   37,309      13,091       20,853
          Singapore                                                                   22,787      20,009       20,974
          United Kingdom                                                               5,735      73,621       83,091
          Netherlands                                                                      -      45,347       33,868
          Other Countries                                                             25,710      37,731       58,772
          -----------------------------------------------------------------------------------------------------------
               Total Property, Plant and Equipment                                $  260,177  $  343,150   $  381,131
          -----------------------------------------------------------------------------------------------------------

NOTE 17 - QUARTERLY FINANCIAL DATA (UNAUDITED)

The following tables set forth selected unaudited quarterly financial information for the fiscal years ended March 31, 1999 and 1998:

                                                                                1999
                                                                                ----
                                                                        Q U A R T E R  E N D E D

                                                             JUNE 30,    SEPT. 30,   DEC. 31,   MARCH 31,
                                                               1998        1998        1998       1999
                                                             -------     --------    --------  ---------
                                                             (In thousands, except for per share amounts)

     Revenues                                                $370,552   $349,099    $313,348    $246,571
     Operating income (loss)                                   92,378     46,104      12,326      (8,457)
     Income (loss) before extraordinary item                   88,440     42,874      32,009        (445)
     Net income (loss)                                         88,440     42,874      32,009     (39,164)

     Earnings per common share:
          Basic:
               Income (loss) before extraordinary item           2.13       1.04        0.77       (0.06)
               Net income (loss)                                 2.13       1.04        0.77       (1.05)
          Diluted:
               Income (loss) before extraordinary item           1.89       0.94        0.71       (0.06)
               Net income (loss)                                 1.89       0.94        0.71       (1.05)

Pretax results for the quarter ended June 30, 1998 include a gain on the dissolution of a joint venture of $37,390,000, a gain of $12,000,000 from the sale of assets of a joint venture and a gain on the settlement and curtailment of postretirement benefit plans of $9,435,000. Pretax results for the quarter ended December 31, 1998 include a $9,600,000 charge to restructure foreign joint ventures. Pretax results for the quarter ended March 31, 1999 include an extraordinary loss on the retirement of debt of $38,719,000 and losses of $21,636,000 related to impairments of assets and goodwill.

                                                                        1998
                                                                        ----
                                                                Q U A R T E R  E N D E D

                                                        JUNE 30,  SEPT. 30,    DEC. 31,    MARCH 31,
                                                         1997       1997         1997        1998
                                                        -------  ---------     --------    --------
                                                        (In thousands, except for per share amounts)
          Revenues                                      $478,223   $506,046    $458,094    $413,123
          Operating income                                21,019     37,314      51,039      14,803
          Net income                                       8,110     18,894      51,114      10,842

          Earnings per common share:
               Basic                                        0.16       0.42        1.20        0.22
               Diluted                                      0.15       0.40        1.08        0.22

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

NOTE 18 - EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings
(loss) per share:


                                                                             For the Three Fiscal Years Ended
                                                                                 1999           1998            1997
                                                                               --------        -------        -------
                                                                    (In thousands, except shares and per share amounts)
            Basic:
               Income (loss) before extraordinary item                      $   162,878    $    88,960        $(12,900)
               Dividends on preferred stocks                                     (7,200)        (7,200)         (7,200)
            ----------------------------------------------------------------------------------------------------------

               Income (loss) for basic computation                              155,678         81,760         (20,100)
               Extraordinary item                                               (38,719)             -               -
            ----------------------------------------------------------------------------------------------------------
               Net income (loss) for basic computation                      $   116,959    $    81,760    $    (20,100)
            ----------------------------------------------------------------------------------------------------------

               Weighted average common shares                                39,585,255     40,926,294      40,357,026
            ----------------------------------------------------------------------------------------------------------

            Basic earnings (loss) per common share:
               Income (loss) before extraordinary item                      $      3.93    $      2.00    $      (0.50)
               Extraordinary item                                                 (0.98)             -               -
            ----------------------------------------------------------------------------------------------------------
               Net income (loss)                                            $      2.95    $      2.00    $      (0.50)
            ----------------------------------------------------------------------------------------------------------

            Diluted:
               Income (loss) before extraordinary item                      $   162,878    $    88,960    $    (12,900)
               Dividends on preferred stocks                                          -              -          (7,200)
            ----------------------------------------------------------------------------------------------------------
               Income (loss) for diluted computation                            162,878         88,960         (20,100)
               Extraordinary item                                               (38,719)             -               -
            ----------------------------------------------------------------------------------------------------------
               Net income (loss) for diluted computation                    $   124,159    $    88,960    $    (20,100)
            ----------------------------------------------------------------------------------------------------------
             Weighted average common shares (basic)                          39,585,255     40,926,294      40,357,026

             Effect of dilutive securities:
               Stock options and restricted stock                               263,458        289,521               -

               Series A $2.25 cumulative preferred stock                      5,740,940      5,740,940               -
            ----------------------------------------------------------------------------------------------------------
             Adjusted weighted average common
               shares and assumed conversions                                45,589,653     46,956,755      40,357,026
            ----------------------------------------------------------------------------------------------------------

             Diluted earnings (loss) per common share:
               Income (loss) before extraordinary item                      $      3.57    $      1.89    $      (0.50)
               Extraordinary item                                                 (0.85)             -               -
            ----------------------------------------------------------------------------------------------------------
               Net income (loss)                                            $      2.72    $      1.89    $      (0.50)
            ----------------------------------------------------------------------------------------------------------

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH AUDITORS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Ernst & Young LLP ("E&Y") were previously the principal auditors for J. Ray McDermott, S.A. ("JRM"). On July 24, 1998, the Board of Directors selected PricewaterhouseCoopers LLP as E&Y's replacement.

For the two fiscal years ended March 31, 1998 and 1997, there were no disagreements with E&Y on any matters of accounting principles or practice, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of E&Y, would have caused it to make a reference to the subject matter of the disagreement in connection with this report. E&Y has not advised JRM of any reportable events. E&Y's reports on JRM's financial statements for the two fiscal years ended March 31, 1998 and 1997 did not contain an adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

For the fiscal year ended March 31, 1999, there were no disagreements with PricewaterhouseCoopers LLP on accounting and financial disclosure.

                                P A R T   I I I


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth for each director his name, principal occupation, age (as of May 31, 1999), and year in which he first became a director of JRM.


                                                                    Director
Name and Principal Occupation                               Age       Since
-----------------------------                               ---     --------

Rick L. Burdick............................................. 47       1995

A partner in the law firm of Akin, Gump, Hauer & Feld, L.L.P., since 1988. He is also a director of AutoNation, Inc. and Century Business Services, Inc.

Richard E. Woolbert......................................... 65       1996

Until his retirement in January 1999, he was Executive Vice
President and Chief Administrative Officer of JRM and MII from February 1995. Previously, Mr. Woolbert was Senior
Vice President and Chief Administrative Officer of MII from
August 1991.  He is also a director of MII.

William J. Johnson.......................................... 64       1997

President and a director of JonLoc Inc., an oil and gas company of which he and his family are the sole shareholders, and an independent consultant to the oil and gas industry.
From 1991 to 1994, Mr. Johnson was President and Chief Operating Officer of Apache Corporation. Previously,
Mr. Johnson held various positions in the oil and gas industry, including President and Chief Executive Officer of Tex/Con Oil and Gas Company, President USA of BP Exploration Company and President of Standard Oil Production Company. Mr. Johnson is also a director of Snyder Oil Corporation and Tesoro
Petroleum Corporation.

Robert H. Rawle............................................. 51       1997

President and Chief Operating Officer since January 1997. Previously, Mr. Rawle was Vice President and Group Executive of the North, Central and South America Operations from
January 1996, prior to which, he was Vice President, Domestic Operations from January 1995. From March 1993 to January 1995, he was Vice President of the Domestic Operations of MII's Marine Construction Services Division.

Roger E. Tetrault..........................................  57       1997

Chairman of the Board since June 1997 and Chief Executive Officer since March 1997 of JRM and MII. Before assuming his present positions, Mr. Tetrault was a Senior Vice
President of General Dynamics Corporation (a supplier of weapons systems and services to the U.S. government and its allies) and President of its Land Systems Division from April 1993; Vice President of General Dynamics and President of its Electric Boat Division from August 1992 until April 1993; Vice President and General Manager of General Dynamics' Electric
Boat Division from August 1991 until August 1992; and prior to that, he served as a Vice President and Group Executive of MII's Babcock & Wilcox subsidiary from 1990. He is also a director of MII.

Robert L. Howard...........................................  62       1997

Until his retirement in March 1995, he was Vice President
Domestic Operations, Exploration and Production, of Shell
Oil Company and President of Shell Western Exploration and
Production Inc. from 1992, and President of Shell Offshore,
Inc. from 1985.  He is also a director of MII, Southwestern
Energy Company and Ocean Energy, Inc.

Sean C. O'Keefe............................................  43       1997

Formerly Secretary of the Navy, Mr. O'Keefe currently holds the Louis A. Bantle Chair in Business and Government Policy in the Maxwell School of Citizenship and Public Affairs at Syracuse University. He is also Director of National Securities Study at Syracuse University and has been on the faculty of the Maxwell School since 1996. Previously, Mr. O'Keefe was a professor of business administration and assistant to the senior vice president for research and graduate education at Pennsylvania State University from 1993.

Cedric E. Ritchie..........................................  71       1995

Chairman of the Board and Chairman of the Executive Committee of the Board of The Bank of Nova Scotia from January 1993 until January 1995, prior to which, he served in various executive and managerial capacities with the bank for over 40 years, including President and Chief Executive Officer.
He is also a director of MacMillan Bloedel Limited, Minorco, Canadian National Railways, Concord Pacific Group Inc. and TransCanada Pipelines Limited.


Set forth below is the age (as of May 31, 1999), positions held with JRM and certain other business experience information for each of JRM's executive officers who are not directors.

Daniel R. Gaubert, 50, Senior Vice President and Chief Financial Officer since August 1997, prior to which, he was Vice President, Finance from August 1995 and Acting Controller from February 1995 to August 1995. Mr. Gaubert has also been Senior Vice President and Chief Financial Officer of MII since February 1997, prior to which, he was Vice President and Chief Financial Officer of MII from September 1996 and Vice President and Controller of MII from February 1992.

Gary W. Drinkwater, 54, Senior Vice President and Group Executive, Western Hemisphere, since February 1999, and Compliance Director since April 1997. Before assuming his present positions, he was Senior Vice President and Group Executive, Eastern Hemisphere, from March 1998; Senior Vice President and General Manager, Project Services, from January 1997; and Vice President and General Manager, Project Services, from September 1996. Previously, Mr. Drinkwater was Vice President and General Manager, Project

Management, of MII, from April 1995 and Vice President and General Manager, Washington Operations, of MII from March 1993.

S. Wayne Murphy, 64, Senior Vice President, General Counsel and Corporate Secretary since August 1997, prior to which, he was Acting General Counsel and Acting Corporate Secretary from February 1996. He also has been Senior Vice President, General Counsel and Corporate Secretary of MII since February 1997, prior to which, he was Vice President, General Counsel and Corporate Secretary of MII from June 1996; Acting General Counsel and Acting Corporate Secretary of MII from February 1996; and Associate General Counsel of MII from August 1993.

Kurt S. Nelson, 50, Vice President and Group Executive, Eastern Hemisphere, since February 1999. Previously, he was Vice President and Area Executive, Middle East Operations, from March 1998; Vice President and Group Executive, Middle East Operations, from February 1997; Vice President and Group Executive, Subsea Development, from September 1996; and Vice President and General Manager, Sub-Ocean, from February 1995. From March 1993 until February 1995, he was Vice President, Marine Operations, of MII's Marine Construction Services Division.

Fred R. Oehrlein, 54, Vice President and Group Executive, Project Services, since February 1999. Before assuming his present position, Mr. Oehrlein was Vice President and Group Executive, Western Hemisphere, from March 1998; Vice President and Group Executive, European Operations, from September 1996; Vice President and Group Executive, Project Services, from July 1996; Vice President and Group Executive of Southeast Asia Operations from February 1995; and Vice President and General Manager, Southeast Asia Operations, of MII's Marine Construction Services Division from 1991.

J. R. Woolsey, 51, Senior Vice President and Chief Administrative Officer of JRM and MII since January 1999 and MII's Compliance Director since November 1997. Previously, he was Vice President, Business Venture Relations, of MII from October 1997; and Vice President and General Manager of the Nuclear Equipment Division of MII's Government Group from 1990.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16(a) of the Exchange Act requires JRM's directors and executive officers, and persons who own 10% or more of JRM's voting stock to file reports of ownership and changes in ownership of JRM's equity securities with the SEC and the New York Stock Exchange. Directors, executive officers and 10% or more shareholders are required by SEC regulations to furnish JRM with copies of all
Section 16(a) forms they file. Based solely on a review of the copies of such forms furnished to JRM, or written representations that no forms were required, JRM believes that its directors, executive officers and 10% or more beneficial owners complied with all Section 16(a) filing requirements during fiscal year 1999.

ITEM 11.  EXECUTIVE COMPENSATION

                       REPORT ON EXECUTIVE COMPENSATION

To Our Shareholders

The Compensation Committee is comprised of three independent nonemployee directors who have no "interlocking" relationships with JRM. The Compensation Committee exists to develop executive compensation policies that support JRM's strategic business objectives and values. The duties of this committee include:

 .    Review and approval of the design of executive compensation programs and all salary arrangements that Company executives receive;

 .    Assessment of the effectiveness of the programs in light of compensation policies; and

 .    Evaluation of executive performance.

Compensation Philosophy

The Compensation Committee adheres to an executive compensation philosophy that supports JRM's business strategies. These strategies are to:

 .    Maximize profits;

 .    Increase shareholder value;

 .    Strengthen cash flow;

 .    Be the high tech, low cost provider of products and services within our markets; and

 .    Pursue internal and external iniatives for growth.

The Compensation Committee's philosophy for executive compensation is to:

 .    Emphasize at-risk compensation, while balancing short-term and long-term compensation to support JRM's business and financial strategic goals;

 .    Reflect positive, as well as negative, Company and individual performance in pay;

 .    Encourage equity-based compensation to reinforce management's focus on shareholder value; and

 .    Provide competitive pay opportunities that will attract, retain, and develop executive talent.

Executives participate in a comprehensive compensation program that is built around this four-pronged philosophy. The key components of this program include base salary, annual bonus opportunities, long-term incentives (stock options and performance stock awards of restricted shares) and benefits.

Each of these components is reviewed by the Compensation Committee as previously described. To ensure JRM's pay is comparable to median market practices, competitive market data is collected from multiple external sources. The data is collected both on an industry-specific basis and an overall industrial basis. The industry-specific comparison is collected using a group of companies that have national and international business operations and similar sales volumes, market capitalizations, employment levels and lines of business. The Compensation Committee reviews and approves the selection of companies used for this purpose and attempts to mirror the peer group reflected in the performance graph. These comparator groups, however, are not identical because the market data used by JRM is much more broad-based than the companies included in the performance graph peer group. This market information, which is reviewed annually by the Compensation Committee, is used for assessing all components of executives' pay.

In October 1998, MII solicited the Hay Group to perform a comprehensive custom compensation study for MII and its consolidated enterprise. The purpose of the study was to determine the competitiveness of the executive compensation program of MII and its consolidated enterprise, including JRM, against ten companies within a similar industry. The study addressed base salary, bonus, short and long term incentives and benefits. Based on the survey results, certain adjustments were made to specific components of the executive compensation package of JRM to more closely reflect the market with respect to the peer group companies. The Compensation Committee believes that, in the aggregate, the compensation packages are competitive within JRM's industry.

When setting compensation levels, the Compensation Committee considers each component of an executive's pay. Certain quantitative formulas have been adopted for the individual compensation plans themselves (e.g., incentive plans). The Compensation Committee uses a combination of the results of the performance-based compensation determiners (mathematical formulas) and discretion, depending on the particular component involved. Each component of pay is discussed in greater detail below.

Base Salary

Generally, salaries reflect an individual's level of responsibility, prior experience, breadth of knowledge, personal contributions, position within JRM's executive structure, and market pay practices. Overall, salaries are targeted at the median of the market practice, with annual adjustments based upon performance. When making annual adjustments, a qualitative assessment of performance is conducted, which considers many factors including individual performance, both past and present. The factors used in making this evaluation may vary by position.

Mr. Tetrault acts as JRM's Chief Executive Officer pursuant to an arrangement with MII. Mr. Tetrault, however, does not receive a base salary from JRM. Effective April 1998, Mr. Rawle's base salary increased 25% ($68,760) to $343,800.

Annual Bonus

Annual bonuses promote JRM's compensation philosophy by providing executives with short-term financial incentives to achieve corporate and individual performance goals. Annual bonus opportunities allow JRM to communicate specific goals that are of primary importance during the coming year and motivate executives to achieve these goals.

In 1994, JRM adopted a Short-Term Incentive Compensation Plan to support its short-term financial focus. In 1996, JRM restated its 1994 Short-Term Incentive Compensation Plan, and such plan, as restated, was approved by JRM's shareholders. Payments under the plan are intended to comply with the deductibility requirements set forth under Section 162(m) of the Internal Revenue Code of 1968, as amended.

For fiscal year 1999, as in the prior year, the plan was tied to net income return on capital. The plan is formula driven and self-funded, based on a minimum level of financial performance to be achieved each year

(8.5% adjusted net income return on capital for fiscal year 1999). Executives' opportunities under the plan are expressed as a targeted percent of base salary. These targets, like base salary, are set at approximately the median market levels, as indicated by a group of similar companies. Mr. Rawle has a bonus target of 55% of base salary. The Compensation Committee believes the goals associated with target bonus payments are achievable yet require considerable effort and innovation on the part of each executive. Executives only receive payments under the plan if the minimum level of financial performance is reached. Financial performance at the minimum level results in bonuses of one-half the targeted amounts. If the minimum level of financial performance is exceeded, bonus payments are increased. Bonus awards are considered when the Compensation Committee reviews JRM's financial performance after the close of the fiscal year.

In June 1998, MII solicited the Hay Group to review recommendations to improve operational and financial performance of MII and its consolidated enterprise, including JRM. As a result, JRM has made the threshold and maximum awards more difficult to achieve on the net income return of capital formula.

Under the arrangement between JRM and MII previously described, Mr. Tetrault is not eligible to receive a bonus under JRM's Short-Term Incentive Compensation Plan. Mr. Rawle, as JRM's President and Chief Operating Officer, received a bonus of $378,180 for his services for fiscal year 1999, which represents 110% of his base salary in effect at the beginning of fiscal year 1999 (versus a 55% target). Mr. Rawle's bonus reflects JRM's superior adjusted net income return on capital for fiscal year 1999 (16.4%), which greatly exceeded the minimum level of financial performance for the year. Other executives' bonuses were determined based upon the same factors.

Long-Term Incentives

In 1994, JRM adopted an Executive Long-Term Incentive Compensation Plan. Subsequent thereto, the plan was amended and such amendments were approved by JRM's shareholders. Compensation under the plan is intended to comply with the deductibility requirements set forth under Section 162(m) of the Internal Revenue Code, as amended. JRM's Restated 1994 Executive Long-Term Incentive Compensation Plan, as amended, provides executives with equity-based opportunities to earn additional compensation based upon Company and stock performance over the mid- to long-term. Use of such incentives focuses management on the long-term interests of shareholders.

The Compensation Committee considers the following multiple factors when determining award sizes. Weighting between the factors listed below is informal, not quantitative.

 .    Various financial performance criteria (which may include returns on capital and assets, profitability, and shareholder return);

 .    Level of responsibility;

 .    Prior experience;

 .    Historical award data; and

 .    Market practices among similar companies.

Stock Options. Under the plan, stock options are granted at exercise prices equal to fair market value of the underlying Common Stock on the date of grant. Executives do not realize value unless the stock price rises above the price on the date of grant. This reflects JRM's focus on increasing shareholder value.

To reinforce the focus on creating shareholder value in the mid-term as well as long term, options granted in fiscal years 1998 and 1999 were granted with a five-year term as opposed to a ten-year term for option grants in previous years. Moreover, these option grants vest in 50% increments on the first and second anniversaries of the date of grant. Previous grants vested in one-third increments on the first, second and third anniversaries of the date of the grant.

During fiscal year 1999, Messrs. Tetrault and Rawle were granted options to acquire 26,860 and 36,040 shares of Common Stock, respectively, at an exercise price of $32.4375 per share.

Performance Stock Awards. Beginning in 1998, the Compensation Committee increased the "at risk" component of JRM's restricted stock program by tying the number of restricted shares awarded, if any, to future stock performance. Under the new program, Company executives receive a performance stock award of restricted stock based upon salary multiples corresponding to their title and position within JRM. Performance stock awards are made as notional grants of restricted stock. No shares are issued by JRM at the time of the grant. The number of restricted shares actually received by a participant, if any, is determined on the second anniversary of the grant date by calculating the difference between the fair market value of a share of the Common Stock (based upon the preceding 30 trading day average) and the fair market value on the grant date. The difference is multiplied by that number of shares in an executive's notional grant and the resulting product is divided by the fair market value of the Common Stock as of the second anniversary of the grant date, calculated as described above. The resulting number is added to (in the case of an increase in share price) or subtracted from (in the case of a decrease in share price) the number of shares in an executive's notional grant. The notional grant, as adjusted (to the extent not reduced to zero), is then issued to the executive as restricted stock on the second anniversary of the grant date, for which the executive is required to pay $1.00 per share. The restricted stock vests two years thereafter. As with previous restricted stock awards, restricted shares are nontransferable and are subject to forfeiture under certain circumstances prior to vesting. The Compensation Committee believes that the above described program reinforces the importance of creating shareholder value because the ultimate size of each annual restricted stock award, if any, is based upon the future performance of the Common Stock.

During fiscal year 1999, Messrs. Tetrault and Rawle received performance stock awards of 7,630 and 10,600 restricted shares of Common Stock, respectively. Other officers received performance stock awards in accordance with the method described above.

Benefits

Benefits offered to key executives serve a different purpose than the other elements of compensation. In general, they provide a safety net of protection against financial catastrophes that can result from illness, disability, or death. Benefits offered to key executives are generally those offered to the general employee population with some variation to promote tax efficiency and replacement of benefit opportunities lost due to regulatory limits.

Policy with respect to Section 162(m)

Section 162(m) of the Internal Revenue Code limits the tax deduction JRM can take with respect to the compensation of certain executive officers unless the compensation is performance-based, and the material terms of performance goals are disclosed to and approved by JRM's shareholders. JRM's executive compensation plans have received shareholder approval and were drafted with the intention that such incentive compensation qualify as performance-based compensation under Section 162(m).

While the Compensation Committee intends to continue to rely on performance-based compensation programs, it is cognizant of the need for flexibility in making executive compensation decisions, based upon the relevant facts and circumstances, so that the best interests of JRM are achieved. To the extent consistent with this goal, the committee anticipates that such programs will continue to satisfy the requirements of Section 162(m) with respect to the deductibility of executive compensation paid.

Conclusion

The Compensation Committee believes these executive compensation policies and programs serve the interests of shareholders and JRM effectively. The various pay vehicles offered are appropriately balanced to provide increased motivation for executives to contribute to JRM's overall future success, thereby enhancing the value of JRM for the shareholders' benefit.

We will continue to monitor the effectiveness of JRM's total compensation programs to meet the current needs of JRM.

                                     COMPENSATION COMMITTEE
                                     R.L. Howard, Chairman
                                     R.L. Burdick
                                     C.E. Ritchie

                               PERFORMANCE GRAPH

Set forth below is a graph comparing the cumulative total shareholder return on Common Stock with the cumulative total return of the S&P 500 Index and a Peer Group Index from January 31, 1995 through March 31, 1999 (the end of JRM's last fiscal year). The Common Stock did not become publicly traded under Section 12 of the Exchange Act until January 31, 1995; therefore, return information for earlier periods is not presented. The peer group of companies consists of Baker Hughes Incorporated, BJ Services Co., Coflexip S.A., Global Marine, Inc., Halliburton Company, Schlumberger Limited, Stolt Comex Seaway, S.A., and Tidewater, Inc.


                    Comparison of Cumulative Total Return*
                J. Ray McDermott, S.A.; S&P 500; and Peer Group



                             [table appears here]



* Assumes $100 invested on January 31, 1995 in JRM common stock; S&P 500; and the Peer Group and the reinvestment of dividends as they are paid.


                 1/31/95    3/31/95    3/31/96    3/31/97    3/31/98    3/31/99
                 -------    -------    -------    -------    -------    -------
     JRM         $100.00    $123.42    $ 88.57    $110.85    $192.56    $136.56
     S&P 500     $100.00    $107.11    $141.38    $169.37    $250.46    $296.62
     Peer Group  $100.00    $111.61    $163.11    $216.74    $301.13    $225.25

                      COMPENSATION OF EXECUTIVE OFFICERS

Summary Compensation Table

The following table summarizes the annual and long-term compensation for fiscal years 1999, 1998 and 1997 of JRM's Chief Executive Officer ("CEO") and four highest paid executive officers other than the CEO (collectively, the "Named Executive Officers"). Mr. Tetrault received his salary from MII. Under a services agreement between JRM and MII, JRM is required to pay to MII $2,000,000 annually for the services of certain of MII's executives who also serve as officers of JRM, including the services of Mr. Tetrault as JRM's Chairman and CEO. The table does not provide any compensation information relating to the services that Mr. Tetrault provided as an executive officer of MII.


                          Summary Compensation Table

                                                           Annual Compensation/(1)/          Long-Term Compensation
                                                        ------------------------------   -------------------------------
                                                                                               Awards            Payouts
                                                                                        ----------------------   --------
                                                                                                   Securities
                                                                               Other               Underlying               All
                                              Fiscal                          Annual    Restricted    Stock       LTIP      Other
Name                  Principal Position       Year     Salary      Bonus   Comp./(2)/  Stock/(3)/  Options/(4)/ Payouts  Comp./(5)/
----                  ------------------       ----     ------      -----   ----------  ---------   ------------ -------  ----------
R.E. Tetrault        Chairman &                1999    $      0   $      0    $      0   $      0     26,860        $0       $    0
                     Chief Executive Officer   1998    $      0   $      0    $      0   $      0      9,500        $0       $    0
                                               1997    $      0   $      0    $      0   $181,238    108,100        $0       $    0

G.W. Drinkwater/(6)/ Senior VP &               1999    $237,060   $213,354    $     --   $      0     13,150        $0       $5,657
                     Group Executive           1998    $215,520   $193,968    $     --   $      0      8,610        $0       $5,292
                                               1997    $ 92,810   $      0    $ 18,238   $      0      8,640        $0       $2,453

K.S. Nelson          VP & Group                1999    $193,920   $174,528    $129,309   $      0      6,880        $0       $5,717
                     Executive                 1998    $176,280   $141,024    $165,786   $      0      6,110        $0       $5,139
                                               1997    $154,595   $      0    $261,506   $      0      4,450        $0       $4,566

F.R. Oehrlein        VP & Group                1999    $232,800   $209,520    $216,154   $      0     12,920        $0       $5,272
                     Executive                 1998    $196,620   $176,958    $364,130   $      0      6,810        $0       $5,292
                                               1997    $177,255   $      0    $300,455   $      0      7,590        $0       $5,360

R.H. Rawle           President &               1999    $343,800   $378,180    $     --   $      0     36,040        $0       $3,189
                     Chief Operating Officer   1998    $275,040   $302,544    $     --   $      0     12,460        $0       $5,228
                                               1997    $192,540   $      0    $107,334   $      0     10,090        $0       $4,614

__________
/(1)/ Includes amounts earned in the fiscal year, whether or not deferred.

/(2)/ The aggregate value of perquisites and other personal benefits are not included if they do not exceed the lesser of $50,000 or 10 percent of the total amount of annual salary and bonus for the applicable fiscal year. With respect to Messrs. Nelson and Oehrlein, includes commodities, services, housing, utilities, expenses and tax equalization associated with their international assignments for fiscal years 1999, 1998 and 1997, and relocation expenses for Mr. Oehrlein for fiscal year 1999. With respect to Messrs. Drinkwater and Rawle, includes relocation expenses of $16,438 and $104,465, respectively, during fiscal year 1997.

/(3)/ No restricted stock awards were earned by JRM's officers for fiscal years
      1999, 1998 and 1997. Mr. Tetrault, however, received 8,100 restricted shares of Common Stock in fiscal year 1997 when he joined JRM. Restricted stock awards in Common Stock are valued at the closing market price of the Common Stock on the date of grant less any amounts paid by the executive officers for such awards ($1.00 per share). As of March 31, 1999, the total number of restricted shares of Common Stock held by the Named Executive Officers and their market values (based upon the closing market price on March 31, 1999 of $29.875) are as follows:


                                Shares of           Market
           Name              Restricted Stock       Value

          Tetrault                 8,100           $233,888
          Nelson                   4,200           $121,275
          Oehrlein                 6,510           $187,976
          Rawle                    5,300           $153,038

      Mr. Drinkwater holds no restricted shares. Dividends are not currently paid on the Common Stock. Grants of restricted stock generally vest fifty percent in five years with the remaining fifty percent vesting in three to ten years based on performance. In the event of a change of control of JRM, the Compensation Committee may cause all restrictions to lapse. If the proposed merger between JRM and MII (the "Merger") is completed, each person who holds restricted shares of Common Stock will receive, at their election, either a cash payment or a replacement award of a comparable amount of restricted MII Common Stock.

      Beginning in fiscal year 1998, instead of granting restricted stock awards, JRM granted performance stock awards, which are more fully described in the table entitled "Long-Term Incentive Plan--Performance Stock Awards in Fiscal Year 1999".

/(4)/ If the Merger is completed, any outstanding options to purchase Common
      Stock, whether or not vested, will become vested options to purchase a comparable amount of MII Common Stock.

/(5)/ Amounts shown for fiscal year 1999 include company matching contributions to The Thrift Plan for Employees of McDermott Incorporated and Participating Subsidiary and Affiliated Companies (the "McDermott Thrift Plan") in the amount of $4,800 for each of Messrs. Drinkwater, Nelson, Oehrlein and Rawle and the value of insurance premiums paid by JRM for Messrs. Drinkwater, Nelson, Oehrlein and Rawle in the amounts of $857, $917, $472 and $708, respectively.

/(6)/ Prior to October 1996, Mr. Drinkwater was employed by MII. Compensation information for fiscal year 1997 only reflects amounts received by him from JRM for the six month period between October 1996 and March 1997.

Option Grant Table

Options granted in fiscal year 1999 vest in equal installments of one-half on the first and second anniversaries of the date of grant and expire five years from the date of grant. In general, vesting is contingent on continuing employment with JRM. In the event of a change in control of JRM, the Compensation Committee may accelerate the exercisability of any options outstanding. The following table provides information about option grants to the Named Executive Officers during fiscal year 1999. If the Merger is completed, any outstanding options to purchase Common Stock, whether or not vested, will become vested options to purchase a comparable amount of MII Common Stock.

                       Option Grants in Last Fiscal Year

                                                                                         Potential Realizable Value at
                                                                                         Assumed Annual Rates of Stock
                                                                                            Appreciation for Option
                                              Individual Grants                                     Term/(1)/
                       ------------------------------------------------------------       -----------------------------
                       Number of
                       Securities         % of Total
                       Underlying          Options                                             5%             10%
                        Options           Granted to        Exercise     Expiration
Name                    Granted          Employees/(2)/    Price/(3)/       Date          Dollar Gains     Dollar Gains
----                   ----------        --------------    ----------    ----------       ------------     ------------
R.E. Tetrault
   Common Stock            26,860            10.8          $32.4375       11/11/03        $    240,716     $    531,920
G.W. Drinkwater
   Common Stock            13,150             5.3          $32.4375       11/11/03        $    117,849     $    260,415
K.S. Nelson
   Common Stock             6,880             2.8          $32.4375       11/11/03        $     61,658     $    136,248
F.R. Oehrlein
   Common Stock            12,920             5.2          $32.4375       11/11/03        $    115,788     $    255,860
R.H. Rawle
   Common Stock            36,040            14.5          $32.4375       11/11/03        $    322,986     $    713,715
All Shareholders /(4)/ 39,060,814              --          $32.4375             --        $350,058,452     $773,537,632

__________
/(1)/ Potential Realizable Value is based on the assumed annual growth rates for each of the grants shown over their five-year option term. For example, if the exercise price is $32.4375, a 5% annual growth rate over five years results in a stock price of $41.40 per share and a 10% rate results in a price of $52.24 per share. Actual gains, if any, on stock option exercises are dependent on the future performance of the stock. Zero percent appreciation in stock price will result in no gain.

/(2)/ Based on options to acquire 248,280 shares of Common Stock granted to all employees of JRM during fiscal year 1999.

/(3)/ Fair market value on date of grant.

/(4)/ Total dollar gains based on the assumed annual rates of appreciation indicated in the table and calculated on 39,060,814 outstanding shares of Common Stock on March 31, 1999. The Named Executive Officers' gains as a percentage of the total dollar gains shown for all shareholders is .25%

Option Exercises and Year-End Value Table

The following table provides information concerning the exercise of stock options during fiscal year 1999 by each of the Named Executive Officers and the value at March 31, 1999 of unexercised options held by such individuals. The value of unexercised options reflects the increase in market value of the Common Stock from the date of grant through March 31, 1999 (when the fair market value of the Common Stock was $25.3125 per share). The actual value realized upon option exercise will depend on the value of the Common Stock at the time of exercise.


                  Aggregated Option Exercises in Last Fiscal
                    Year and Fiscal Year-End Option Values

                                                       Total Number of
                        Number of                    Securities Underlying           Total Value of Unexercised,
                         Shares                     Unexercised Options Held            In-the-Money Options
                        Acquired                       at Fiscal Year-End              Held at Fiscal Year-End
                           on           Value          ------------------              -----------------------
Name                    Exercise       Realized     Exercisable    Unexercisable     Exercisable    Unexercisable
----                    --------       --------     -----------    -------------     -----------    -------------
R.E. Tetrault
   Common Stock            0              --          40,783/(1)/       67,643         $234,215        $234,215
G.W. Drinkwater
   Common Stock            0              --          10,065            20,335         $ 28,440        $ 14,220
K.S. Nelson
   Common Stock            0              --          16,652            14,608         $129,299        $ 49,390
F.R.Oehrlein
   Common Stock            0              --          25,308            22,912         $195,266        $ 65,994
R.H. Rawle
   Common Stock            0              --          25,437            48,853         $161,932        $ 59,069

__________
/(1/ Mr. Tetrault exercised options to acquire 36,033 shares of JRM Common Stock after March 31, 1999.

Performance Stock Awards in Fiscal Year 1999

The following table provides information concerning performance stock awards of restricted shares made to each of the Named Executive Officers during fiscal year 1999.


              Long-Term Incentive Plans--Performance Stock Awards
                             in Fiscal Year 1999*

                       Number of
                      Performance           Performance
Name                    Shares                Period
----                    ------                ------
R.E. Tetrault             7,630                2 years
G.W. Drinkwater           4,020                2 years
K.S.Nelson                2,690                2 years
F.R. Oehrlein             3,950                2 years
R.H. Rawle               10,600                2 years

__________

* No shares are issued by JRM at the time of the performance stock award (11/11/98). Actual number of shares issued to an executive will be based on the change in the market price of the Common Stock two years after the date of the award. The number of shares to be received by an executive, if any, is determined on the second anniversary of the award date by calculating the difference between the fair market value of the Common Stock (based upon the preceding 30 trading day average) and the fair market value of the Common Stock on the award date. The difference is multiplied by that number of shares in an executive's award, and the resulting product is divided by the fair market value of the Common Stock as of the second anniversary of the award date, calculated as described above. The resulting number is added to (in the case of an increase in share price) or subtracted from (in the case of a decrease in share price) the number of shares in an executive's applicable award. The award, as adjusted (to the extent not reduced to zero), is then issued to the executive as restricted stock as of the second anniversary of the award date, for which the executive is required to pay $1.00 per share. The restricted stock vests two years thereafter. Prior to vesting, such restricted stock is nontransferable and subject to forfeiture under certain circumstances.

     If the Merger is completed, each person who holds performance stock awards of Common Stock will receive, at their election, either a cash payment or a replacement award of a comparable amount of restricted shares of MII Common Stock with the same terms.


Retirement Plans

Pension Plan. Officers of JRM (other than Mr. Tetrault) and all regular full time employees of JRM or certain of its subsidiaries, except certain non-resident alien employees who are not citizens of a European Community country or do not earn income in the United States, Canada or the United Kingdom, were covered under The Retirement Plan for Employees of J. Ray McDermott Holdings, Inc. (the "J. Ray McDermott Retirement Plan"). Mr. Tetrault and other employees of MII who also serve as officers of JRM receive their salaries from these other companies and are covered under these companies' retirement plans. Employees do not contribute to the J. Ray McDermott Retirement Plan and company contributions are determined on an actuarial basis. Generally, an employee must be employed by JRM or a subsidiary for one year prior to participating in the plan and must have five years of continuous service to vest in any accrued benefits under the plan. To the extent that benefits payable under these qualified plans are limited by Section 415(b) or 401(a)(17) of the Internal Revenue Code, pension benefits will be paid directly by JRM or a subsidiary under the terms of the unfunded excess benefit plans maintained by them (the "Excess Plans").

The following table shows the annual benefit payable under the J. Ray McDermott Retirement Plan at age 65 (the normal retirement age) to employees retiring in April 1, 1999 in accordance with the lifetime only method of payment and before profit sharing plan offsets. Benefits are based on the formula of a specified percentage (dependent on years of service) of average annual basic earnings (exclusive of bonus and allowances) during the 60 successive months out of the 120 successive months prior to retirement in which such earnings were highest ("Final Average Earnings") less a specified percentage of anticipated social security benefits. As of March 31, 1999, Messrs. Drinkwater, Nelson, Oehrlein and Rawle had Final Average Earnings and years of credited service as follows:
$190,400 and 25.2 years, $158,836 and 27.11 years, $180,833 and 27.3 years, and
$215,377 and 20.6 years, respectively, under the J. Ray McDermott Retirement Plan. Unless elected otherwise by the employee, payment will be made in the form of a joint and survivor annuity of equivalent actuarial value to the amount shown below.


                   J. Ray McDermott Retirement Plan Benefits


 Final            Annual Benefits At Age 65 For Years of Service Indicated
Average           --------------------------------------------------------
Earnings          10        15        20      25       30        35       40
--------        ------    ------    ------  -------  -------   -------  -------
200,000         31,686    47,529    63,371   79,214   95,057   110,900  126,743
250,000         40,019    60,029    80,038  100,048  120,057   140,067  160,076
300,000         48,352    72,529    96,705  120,881  145,057   169,233  193,410

Supplemental Executive Retirement Plan. JRM is a participating employer in MII's Supplemental Executive Retirement Plan (the "SERP"), and as a result, the SERP covers certain officers of JRM as well as officers of MII and other designated companies. Generally, retirement benefits are based upon a specified percentage (determined by age, years of service and date of initial participation in the SERP) of final 3-year average cash compensation (salary plus supplemental compensation for the highest three out of the last ten years of service) or 3-year average cash compensation prior to SERP scheduled retirement date, whichever is greater. The maximum benefit payable to any officer that is an employee of JRM may not exceed 60-65% (dependent upon date of initial participation in the SERP) of such 3-year average cash compensation. Payments under the SERP will be reduced by an amount equal to pension benefits payable under any other retirement plan maintained by JRM or any of its subsidiary companies. A surviving spouse death benefit is also provided under the SERP. Before giving effect to such reductions, the approximate annual benefit payable under the SERP to Messrs. Drinkwater, Nelson, Oehrlein and Rawle at retirement age as stated in the SERP is 60% of each such person's final 3-year average cash compensation. No officer of MII who also served as an officer of JRM during fiscal year 1999, including Mr. Tetrault, will receive a benefit under the SERP as a result of his service as an officer of JRM. Such officers, however, may receive a benefit under the SERP as a result of their service as executive officers of MII based upon the salary and bonus paid to them by such company.

A trust (the assets of which constitute corporate assets) has been established, which is designed to ensure the payment of benefits arising under the SERP, the Excess Plans and certain other contracts and arrangements (collectively, the "Plans") in the event of an effective change in control of JRM. Although JRM would retain primary responsibility for such payments, the trust would provide for payments to designated participants, in the form of lump sum distributions, if certain events occur following an effective change in control of JRM, including but not limited to the failure by JRM to make such payments and the termination of a participant's employment under certain specified circumstances. In addition, with respect to benefits which otherwise would have been paid in the form of an annuity, the trust provides for certain lump sum equalization payments which, when added to the basic lump sum payments described above, would be sufficient, after payment of all applicable taxes, to enable each active participant receiving a lump sum distribution to purchase an annuity that would provide such participant with the same net after-tax stream of annuity benefits that such participant would have realized had he retired as of the date of the lump sum distribution and commenced to receive annuity payments at that time under the terms of the applicable Plan, based on salary and service factors at the time of the effective change in control. With respect to designated participants who retire prior to an effective change in control and who receive a basic lump sum distribution under the circumstances described above, the trust provides for similar lump sum equalization payments, based on salary and service factors at the time of actual retirement.

Directors' Compensation

Directors' Attendance and Fees; Insurance. During fiscal year 1999, there were seven meetings of the Board of Directors of JRM. Employee directors are not paid for their services as a director or as a member of any committee of the Board. All other directors are compensated as follows:

 .    an annual stipend of $20,000 plus a fee of $1,500 for each Board or committee meeting attended; and

 .    a fee of $1,000 for each telephonic Board or committee meeting in which such director participates.

     JRM also provides travel accident insurance and health care benefits to non-employee directors under the same terms and conditions applicable to employees.

Non-Employee Director Stock Plan. JRM has a Non-Employee Director Stock Plan (the "Directors Plan") to encourage stock ownership by directors, to more closely align the interests of directors with JRM's shareholders and to provide JRM with an effective means of attracting and retaining qualified individuals to serve on the Board of Directors. The Directors Plan, which is administered by the Board of Directors, permits the Board to grant to directors who are not employees of JRM or any of its Affiliates stock options and rights to purchase restricted stock in an aggregate of up to 100,000 shares of Common Stock. Options, which are granted at no less than 100% of the fair market value on the date of grant, are fully vested and exercisable on the date of grant and remain exercisable for not more than ten years thereafter. Rights to purchase restricted Common Stock are granted at $1.00 per share.

Pursuant to the Directors Plan, each eligible director is granted options to purchase at fair market value 600 shares of Common Stock on the first day of the first year of such director's term, and 200 shares on the first day of each subsequent year during such term. Pursuant to the Directors Plan, each eligible director also is granted the right to purchase 300 shares of restricted stock on the first day of the first year of such director's term, and 100 shares of restricted stock on the first day of each subsequent year during such term. Shares of restricted stock purchased under grants made during a director's term are subject to transfer restrictions and forfeiture provisions, which generally lapse at the end of such term. In the event of a change in control of JRM, all such restrictions and forfeiture provisions will lapse and options will remain exercisable throughout their term.

During fiscal year 1999, options to acquire 1,400 shares of Common Stock were granted, and 700 shares of restricted stock were issued, under the Directors Plan.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table furnishes information concerning all persons known to JRM to beneficially own 5% or more of any class of voting stock of JRM.

                                                                                     Amount and
                                                                                      Nature of
                                                                                     Beneficial                Percent of
Title of Class                   Name and Address of Beneficial Owner                Ownership                   Class
--------------                   ------------------------------------                ---------                  --------
Common Stock                     McDermott International, Inc.                      24,668,297/(1)/               63%/(2)/
                                 1450 Poydras Street
                                 New Orleans, LA 70112-6050

Series A Preferred Stock /(3)/   McDermott International, Inc.                       3,200,000/(4)/              100.00%
                                 1450 Poydras Street
                                 New Orleans, LA 70112-6050

__________
/(1)/ As reported on a Schedule 13D dated February 9, 1995 filed by MII.

/(2)/ Percent of class based upon the outstanding shares of Common Stock on May
      31, 1999, plus those shares deemed to be outstanding pursuant to Rule 13d-3(d)(1) under the Exchange Act.

/(3)/ Entitles holders thereof to one vote per share, voting as a single class with holders of Common Stock.

/(4)/ As footnoted on a Schedule 13D dated February 9, 1995 filed by MII with respect to its ownership of Common Stock.

The following table sets forth, as of May 31, 1999 (except as otherwise noted), the number of shares of Common Stock and MII Common Stock, beneficially owned by each director, each Named Executive Officer, as defined in "COMPENSATION OF EXECUTIVE OFFICERS", and all directors and executive officers of JRM as a group, including shares which such persons have the right to acquire within 60 days pursuant to the exercise of stock options.

                                                                           MII
                                                                Common    Common
Name                                                            Stock     Stock
----                                                            ------    ------
Rick L. Burdick/(1)/                                             4,545         0
Gary W. Drinkwater/(2)/                                         10,440    57,056
Robert L. Howard/(3)/                                            2,445     3,820
William J. Johnson/(4)/                                          2,475         0
Kurt S. Nelson/(5)/                                             21,553    16,811
Fred R. Oehrlein/(6)/                                           32,509    25,958
Sean C. O'Keefe/(7)/                                             1,235         0
Robert H. Rawle/(8)/                                            33,234    18,658
Cedric E. Ritchie/(9)/                                           5,240         0
Roger E. Tetrault/(10)/                                         77,317   264,306
R. E. Woolbert/(11)/                                            35,000   231,127
All directors and executive officers as a group (14 persons)   238,901   761,091

__________

/(1)/ Shares owned by Mr. Burdick include 1,200 shares of Common Stock that may be acquired upon the exercise of stock options as described above, and 500 restricted shares of Common Stock as to which he has sole voting power but no dispositive power.

/(2)/ Shares owned by Mr. Drinkwater include 10,065 shares of Common Stock and
      10,065 shares of MII Common Stock that may be acquired upon the exercise of stock options as described above, and 10,545 restricted shares of MII Common Stock as to which he has sole voting power but no dispositive power. Also includes 375 shares of Common Stock and 701 shares of MII Common Stock held in the McDermott Thrift Plan as of March 31, 1999.

/(3)/ Shares owned by Mr. Howard include 800 shares of Common Stock and 1,250 shares of MII Common Stock that may be acquired upon the exercise of stock options as described above, and 400 restricted shares of Common Stock and 625 restricted shares of MII Common Stock as to which he has sole voting power but no dispositive power.

/(4)/ Shares owned by Mr. Johnson include 800 shares of Common Stock that may be acquired upon the exercise of stock options as described above, and 300 restricted shares of Common Stock as to which he has sole voting power but no dispositive power.

/(5)/ Shares owned by Mr. Nelson include 16,652 shares of Common Stock and
      10,700 shares of MII Common Stock that may be acquired upon the exercise of stock options as described above, and 4,200 restricted shares of Common Stock and 1,250 restricted shares of MII Common Stock as to which he has sole voting power but no dispositive power. Also includes 701 shares of Common Stock and 496 shares of MII Common Stock held in the McDermott Thrift Plan as of March 31, 1999.

/(6)/ Shares owned by Mr. Oehrlein include 25,308 shares of Common Stock and 17,680 shares of MII Common Stock that may be acquired upon the exercise of stock options as described above, and 6,510 restricted shares of Common Stock and 3,105 restricted shares of MII Common Stock as to which he has sole voting power but no dispositive power. Also includes 691 shares of Common Stock and 653 shares of MII Common Stock held in the McDermott Thrift Plan as of March 31, 1999.

/(7)/ Shares owned by Mr. O'Keefe include 200 shares of Common Stock that may be acquired upon the exercise of stock options as described above, and 100 restricted shares of Common Stock as to which he has sole voting power but no dispositive power.

/(8)/ Shares owned by Mr. Rawle include 25,437 shares of Common Stock and 10,510 shares of MII Common Stock that may be acquired upon the exercise of stock options as described above, and 5,300 restricted shares of Common Stock and 1,920 restricted shares of MII Common Stock as to which he has sole voting power but no dispositive power. Also includes 697 shares of Common Stock and 573 shares of MII Common Stock held in the McDermott Thrift Plan as of March 31, 1999.

/(9)/ Shares owned by Mr. Ritchie include 1,200 shares of Common Stock that may be acquired upon the exercise of stock options as described above, and 400 restricted shares of Common Stock as to which he has sole voting power but no dispositive power.

/(10)/ Shares owned by Mr. Tetrault include 4,750 shares of Common Stock and
       204,494 shares of MII Common Stock that may be acquired upon the exercise of stock options as described above, and 8,100 restricted shares of Common Stock and 18,900 restricted shares of MII Common Stock as to which he has sole voting power but no dispositive power. Also includes 387 shares of MII Common Stock held in the McDermott Thrift Plan as of March 31, 1999.

/(11)/ Shares owned by Mr. Woolbert include 30,550 shares of Common Stock and
       167,155 shares of MII Common Stock that may be acquired upon the exercise of stock options as described above. Also includes 1,752 shares of MII Common Stock held in the McDermott Thrift Plan as of March 31, 1999.

Total shares beneficially owned in all cases constituted less than one percent of the outstanding shares of the applicable security, except that the 761,091 shares of MII Common Stock beneficially owned by all directors and executive officers as a group constituted approximately 1.3% of the outstanding MII Common Stock on May 31, 1999, less shares held by McDermott Incorporated, plus those shares deemed to be outstanding pursuant to Rule 13d-3(d)(1) under the Exchange Act.


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     See "G. Transactions with Related Parties" under Items 1 and 2 of Part I of this Annual Report on Form 10-K.

                                 P A R T   I V

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORT ON FORM 8-K

     (a) The following documents are filed as part of this Annual Report or incorporated by reference:

          1.   CONSOLIDATED FINANCIAL STATEMENTS

               Reports of Independent Accountants

               Consolidated Balance Sheet
                    March 31, 1999 and 1998

               Consolidated Statement of Income (Loss) for the
                    Three Fiscal Years ended March 31, 1999

               Consolidated Statement of Comprehensive Income (Loss) for the
                    Three Fiscal Years ended March 31, 1999

               Consolidated Statement of Stockholders' Equity for the
                    Three Fiscal Years ended March 31, 1999

               Consolidated Statement of Cash Flows for the
                    Three Fiscal Years Ended March 31, 1999

               Notes to Consolidated Financial Statements for the
                    Three Fiscal Years Ended March 31, 1999

          2.   CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

               All required schedules will be filed by amendment to this Form 10-K on Form 10-K/A.

          3.    EXHIBITS

                    Exhibit No.                      Description

                       2.1 Agreement and Plan of Merger dated as of June 2, 1994 (as amended) by and among J. Ray McDermott, S.A., McDermott International, Inc., MCB I, Inc. and Offshore Pipelines, Inc. /(1)/

                       2.2 Agreement and Plan of Merger dated as of May 7, 1999 between J. Ray McDermott and McDermott International, Inc. /(2)/

                       3.1 Certificate of Incorporation of J.Ray McDermott, S.A. including Resolutions of J. Ray McDermott, S.A. containing the Designation of Rights, Preferences and Privilege of Series A Preferred Stock. /(5)/

                       3.2 Amended and Restated Bylaws of J. Ray McDermott, S.A. /(4)/

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

                      10.5* Form of Noncompetition Agreement between J. Ray McDermott, S.A., and Mike H. Lam. /(1)/

                      10.6* Form of Employment and Noncompetition Agreement between J. Ray McDermott, S.A., and Richard R. Foreman. /(1)/

                      10.7* Form of Employment and Noncompetition Agreement between J. Ray McDermott, S.A., and Don W. Wilson. /(1)/

                      10.8* Form of Deferred Compensation Agreement between Offshore Pipelines, Inc. (as assumed by a subsidiary of J. Ray McDermott, S.A.) and Richard R. Foreman and Mike H. Lam. /(3)/

                      10.9* Offshore Pipelines, Inc. Incentive Compensation Program. /(4)/

                      10.10* J. Ray McDermott, S.A. Nonemployee Director Stock Plan. /(1)/

                      10.11* J. Ray McDermott, S.A. Restated Short-Term Incentive Compensation Plan. /(6)/

                      10.12* J. Ray McDermott, S.A., Restated 1994 Executive Long-Term Incentive Compensation Plan, as amended. /(6)/

                      10.13 Registration Rights Agreement between J. Ray McDermott, S.A. and McDermott International, Inc. /(1)/

                      21         Significant Subsidiaries of J. Ray McDermott,
                                 S.A.

                      23.1       Consent of  PricewaterhouseCoopers LLP.

                      23.2       Consent of Ernst & Young LLP.

                      27         Financial Data Schedule.


* Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to the requirements of Item 14(c) of Form 10-K.

/(1)/ Incorporated by reference to the Exhibits from the Registration Statement on Form S-4, as amended, of J. Ray McDermott, S.A. (Registration No. 33-87592).

/(2)/ Incorporated by reference to Exhibit (c)(1) from the Schedule 14D-9 filed by J. Ray McDermott, S.A. with the Commission on May 13, 1999.

/(3)/ Incorporated by reference to the Exhibits from the Annual Report on Form
      10-K of Offshore Pipelines, Inc. filed with the Commission on October 29, 1992.

/(4)/ Incorporated by reference to the Exhibits from the Registration Statement on Form S-1, as amended, of Offshore Pipelines, Inc. (Registration No. 33-59958).

/(5)/ Incorporated by reference to Exhibit 3.2 of J. Ray McDermott, S.A.'s
      Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.

/(6)/ Incorporated by reference to Appendix A to J. Ray McDermott, S.A.'s Proxy
      Statement for its Annual Meeting of Stockholders held on August 29, 1997 as filed with the Commission under a Schedule 14A.



     (b)  Reports on Form 8-K:

          There were no reports on Form 8-K filed by J. Ray McDermott, S.A. during the three months ended March 31, 1999.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       J. RAY McDERMOTT, S.A.

                                       /s/ Roger E. Tetrault
                                       -------------------------------
                                       By:  Roger E. Tetrault
                                            Chairman of the Board and Chief
                                            Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature                                       Title
---------                                       -----

/s/Roger E. Tetrault                            Chairman of the Board,
-----------------------------                   Chief Executive Officer,
Roger E. Tetrault                               and Director
                                                (Principal Executive Officer)


/s/Daniel R. Gaubert                            Senior Vice President and
-----------------------------                   Chief Financial Officer
Daniel R. Gaubert                               (Principal Financial and
                                                Accounting Officer)


                                                Director
-----------------------------
Rick L. Burdick


/s/Robert L. Howard
-----------------------------                   Director
Robert L. Howard


/s/William J. Johnson                           Director
-----------------------------
William J. Johnson


/s/Sean C. O'Keefe                              Director
-----------------------------
Sean C. O'Keefe


/s/Robert H. Rawle                              Director
-----------------------------
Robert H. Rawle


/s/Cedric E. Ritchie                            Director
-----------------------------
Cedric E. Ritchie


/s/Richard E. Woolbert                          Director
-----------------------------
Richard E. Woolbert


June 9, 1999

                               INDEX TO EXHIBITS
                                                                    Sequentially
                                                                      Numbered
Exhibit No.       Description                                           Pages


   2.1 Agreement and Plan of Merger dated as of June 2, 1994 (as amended) by and among J. Ray McDermott, S.A.,
             McDermott International, Inc., MCB I, Inc. and
             Offshore Pipelines, Inc. /(1)/

   2.2 Agreement and Plan of Merger dated as of May 7, 1999 between J. Ray McDermott, S.A. and McDermott
             International, Inc. /(2)/

   3.1 Certificate of Incorporation of J.Ray McDermott, S.A. including Resolutions of J. Ray McDermott, S.A.
             containing the Designation of Rights, Preferences and Privilege of Series A Preferred Stock. /(1)/

   3.2       Amended and Restated Bylaws of J. Ray McDermott, S.A. /(5)/

   4.1       Form of Common Stock Certificate. /(1)/

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

  10.6*      Form of Employment and Noncompetition Agreement between
             J. Ray McDermott, S.A., and Richard R. Foreman. /(1)/

  10.7*      Form of Employment and Noncompetition Agreement between
             J. Ray McDermott, S.A., and Don W. Wilson. /(1)/

  10.8* Form of Deferred Compensation Agreement between Offshore Pipelines, Inc (as assumed by a subsidiary of J. Ray
             McDermott, S.A.) and Richard R. Foreman and Mike H. Lam. /(3)/

  10.9*      Offshore Pipelines, Inc. Incentive Compensation Program. /(4)/

  10.10*     J. Ray McDermott, S.A. Nonemployee Director Stock Plan. /(1)/

  10.11*     J. Ray McDermott, S.A. Restated Short-Term Incentive
             Compensation Plan. /(6)/

  10.12* J. Ray McDermott, S.A. Restated 1994 Executive Long-Term Incentive Compensation Plan, as amended. /(6)/

  10.13 Registration Rights Agreement between J. Ray McDermott, S.A. and McDermott International, Inc. /(1)/

  21         Significant Subsidiaries of J. Ray McDermott, S.A.

  23.1       Consent of  PricewaterhouseCoopers LLP

  23.2       Consent of  Ernst & Young LLP

  27         Financial Data Schedule


  * Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to the requirements of Item 14(c) of Form 10-K.

/(1)/ Incorporated by reference to the Exhibits from the Registration Statement on Form S-4, as amended, of J. Ray McDermott, S.A. (Registration No. 33-87592).

/(2)/ Incorporated by reference to Exhibit (c)(1) from the Schedule 14D-9 filed by J. Ray McDermott, S.A. with the Commission on May 13, 1999.

/(3)/ Incorporated by reference to the Exhibits from the Annual Report on Form 10-K of Offshore Pipelines, Inc. filed with the Commission on October 29, 1992.

/(4)/ Incorporated by reference to the Exhibits from the Registration Statement on Form S-1, as amended, of Offshore Pipelines, Inc. (Registration No. 33-59958).

/(5)/ Incorporated by reference to Exhibit 3.2 of J. Ray McDermott, S.A.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.

/(6)/ Incorporated by reference to Appendix A to J. Ray McDermott, S.A.'s Proxy Statement for its Annual Meeting of Stockholders held on August 29, 1997 as filed with the Commission under a Schedule 14A.